Form 10-Q
period 1995-04-02
CINCINNATI MICROWAVE INC
filed 1995-05-16
CIK 729583

FORM 10-Q



SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549



	[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended April 2, 1995

OR

	[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934.

		For transition period from             to


Commission file number 0-13136




CINCINNATI MICROWAVE, INC.
(Exact name of registrant as specified in its charter)



Ohio                                                31-0903863
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)



One Microwave Plaza, Cincinnati, Ohio               45249-8236
(Address of principal executive offices)            (Zip Code)



(513) 489-5400
(Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES     X       NO



The only class of the registrant's common stock is its common shares, without par value. As of April 2, 1995, there were 13,957,476 common shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CINCINNATI MICROWAVE, INC.
BALANCE SHEET
(Amounts in thousands except share data)
                                       											Apr. 2,   Dec. 25,
														                                      1995      1994
ASSETS
Cash and cash equivalents                           $   253   $    40
Accounts receivable, net                              4,656     5,137
Inventories, net                                     12,481     9,159
Other current assets                                    438       602
   TOTAL CURRENT ASSETS                             $17,828   $14,938


Restricted cash                                       1,000       505
Property, plant and equipment, net                   13,839    14,543
Intangibles and other assets, net                     2,649     2,853
   TOTAL ASSETS                                     $35,316   $32,839


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                    $ 3,518   $ 8,627
Current portion of long-term debt                       600       600
Accrued taxes                                            33     1,468
Unearned revenue                                        722       709
Current lease obligations                             1,129     1,164
Other                                                 3,242     4,071
   TOTAL CURRENT LIABILITIES                        $ 9,244   $16,639

Unearned revenue - noncurrent                           422       457
Lease obligations                                     1,178     1,422
Long-term debt                                        8,729     7,419

Common shares, without par value ($.20 stated value);
  20,000,000 shares authorized; 17,053,120 shares
  issued in 1995 and 1994                             3,411     3,411
Paid-in capital                                       6,685    17,578
Retained earnings                                    26,339    26,921
Treasury stock at cost, 3,095,644 shares-1995;
  6,110,658 shares-1994                             (20,692)  (41,008)
   TOTAL SHAREHOLDERS' EQUITY                        15,743     6,902
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $35,316   $32,839

The accompanying notes are an integral part of these financial statements.

CINCINNATI MICROWAVE, INC.
STATEMENT OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)
                                    															  Three months ended
					                                           Apr. 2, 1995    Mar. 27, 1994
Net sales                                           $13,648          $12,350
Cost of sales                                         9,557            8,325
Gross profit                                          4,091            4,025

Operating expenses:
 Research and development                             1,832            1,986
 Selling expenses                                     2,823            2,657
 Administrative expenses                              1,140              409
									                                             5,795            5,052

Operating loss                                       (1,704)          (1,027)

Interest expense                                       (276)            (113)
Other income (expense), net                             (40)             573

Loss before income taxes                             (2,020)            (567)

Income tax benefit                                   (1,438)               0

Net loss                                              ($582)           ($567)

Loss per share                                       ($0.04)           (0.05)

Weighted average shares outstanding                  13,868           10,842

The accompanying notes are an integral part of these financial statements.

CINCINNATI MICROWAVE, INC.
STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
                                      								           Three months ended
									                                                 Apr. 2,   Mar. 27,
                                                									   1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $ (582)    $ (567)
Adjustments to reconcile net loss to net
 cash provided by (used in) operations:
   Depreciation                                            1,012        807
   Amortization                                              205        205
   Gain on disposition of property, plant & equipment         (1)      (657)
   Issuance of treasury stock                                  0         22
   Other non-cash credits, net                                 0        (30)

Changes in operating assets and liabilities:
   Accounts receivable                                       481     (1,123)
   Inventories                                            (3,322)    (1,877)
   Other current assets                                      163       (211)
   Accounts payable                                       (5,109)     2,060
   Accrued taxes                                          (1,435)        (6)
   Unearned revenue                                          (23)        82
   Other current liabilities                                (828)      (213)
   Other non-current operating assets and liabilities         (8)       (16)
Total adjustments/changes                                 (8,865)      (957)
NET CASH USED IN OPERATING ACTIVITIES                     (9,447)    (1,524)


CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                (300)      (423)
Proceeds from sale of property, plant & equipment              1        820
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (299)       397


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                9,228          0
Payments on notes payable                                 (7,825)      (589)
Payment of  lease obligations                               (279)       (83)
Issuance of treasury stock                                   136         72
Proceeds from stock offering                               9,287          0
NET CASH PROVIDED BY FINANCING ACTIVITIES                 10,547       (600)


NET DECREASE IN CASH AND INVESTMENTS                      $  801    $(1,727)

CASH AND INVESTMENTS AT BEGINNING OF PERIOD                   40      2,842

CASH AND INVESTMENTS AT END OF PERIOD                     $  841     $1,115

The accompanying notes are an integral part of these financial statements.

CINCINNATI MICROWAVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

The Company's fiscal year is comprised of 52 or 53 weeks, ending on the last Sunday in the calendar year. The fiscal quarter ended April 2, 1995, included 14 weeks and the quarter ended
March 27, 1994, included 13 weeks.

The accompanying unaudited condensed financial statements of Cincinnati Microwave, Inc. (the "Company") have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments necessary to present fairly the financial position as of April 2, 1995 and December 25, 1994, the results of operations for the three months ended April 2, 1995 and March 27, 1994 and the cash flows for the three months ended April 2, 1995 and March 27, 1994.
For further information regarding the accounting policies of the Company, refer to the Financial Statements and Notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 25, 1994.

Note 2 - Rights Offering

On December 27, 1994 and January 12, 1995, the Company completed a Rights Offering (the Offering) of 1,482,435 units for $7 per unit; each unit consists of two Common Shares and one warrant entitling the holder to purchase one additional Common Share for $4. The Offering generated net proceeds of $9,290. Immediately following the Offering, the Company had 13.9 million common shares outstanding.

The proceeds from the Offering were used to reduce debt and to increase working capital. Offering costs of $175 included as a prepaid asset at December 25, 1994 reduced Paid-in capital upon completion of the Offering. 2,964,870 shares of Treasury stock were reissued as part of the Offering. Paid-in capital was reduced by the excess cost of the Treasury stock over the net proceeds of the Offering.

Note 3 - Inventories

Inventories consist of the following (amounts in thousands):

                                                									 Apr. 2,   Dec. 25,
							                                                     1995       1994
Materials and supplies                                      5,047      5,125
Work in process                                             1,546      1,203
Finished goods                                              5,888      2,848
							                                                   $12,481     $9,176

Note 4 - Notes Payable

The Company's original financing agreement with its Bank included (i) a revolving line of credit for general working capital and standby letters of credit maturing on June 30, 1996 in the amount of up to $6,000 based upon a receivables and inventory formula, bearing interest at the Bank's prime rate plus 3/4% per annum or 9 3/4% at December 25, 1994; and (ii) a term loan from the Bank in the amount of up to $4,000 initially due December 31, 1994, bearing interest at the Bank's prime rate plus 1% per annum or 10% at December 25, 1994 (collectively, the "Loans").

During the first quarter of 1995, upon satisfactory completion of the Offering, the term note was reduced to $3,000 and
extended to June 30, 1996 with the principal being reduced by
$50 per month during 1995, the revolver was increased by $1,000 to $7,000 and the interest rates on the term note and the revolving line of credit were increased to prime plus 1 1/2% per
annum and prime plus 1 1/4% per annum, respectively.   At April 2,
1995, the Company has borrowed $6,479 on the revolving line of credit and $2,850 on the term loan.

Note 5 - Income taxes

In March 1995, as a result of the closure of the Company's 1991 Federal tax return, the Company released certain tax reserves to income. This adjustment increased net income for the first quarter by $1.4. This reserve was established in 1991 due to uncertainty as to the amount of research and development tax credit to be realized.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
	       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table shows net revenues by product line for Cincinnati Microwave, Inc., for the first quarter 1995 and 1994
(000 omitted):

                               					First Quarter 1995    First Quarter 1994
								                              $$           %        $$           %
Product Line
Radar Detectors                       $10,311      76       $10,030      81
Cordless Telephones                     2,794      20         1,385      11
Other                                     543       4           935       8
Total                                 $13,648               $12,350

Cincinnati Microwave's net sales for the first quarter of $13.6 million were 11% higher than the comparable period of 1994. The increase was due primarily to Spread Spectrum Cordless Telephone sales with Detector sales approximately the same as 1993.
Market acceptance of 900 MHz cordless telephones continues to grow and an international market is developing with sales being realized during the quarter. The Company's CDPD modem sales continue to be insignificant.

The Company's gross profit was 30% compared with 33% in the first quarter of 1994. This decrease is due predominantly to increased costs associated with ramping-up production capacity in anticipation of the growing contribution to sales of the Spread Spectrum Cordless Telephones. Operating expenses as a percent of net sales increased slightly in 1995.

As a result of the lower gross profit, the operating loss for the first quarter was $1.7 million, up from $1.0 million reported in the first quarter of 1994. Interest expense was $0.3 million versus $0.1 million last year due to higher debt and higher interest rates. During the quarter, the Company recorded a nonoperating gain of $1.4 million reflecting the reversal of a 1991 federal tax credit provision relating to research and development tax credits. First quarter 1994 results included a nonoperating gain of $563,000 from the sale of land.

LIQUIDITY AND CAPITAL RESOURCES

On January 12, 1995, the Company completed an equity rights offering, receiving net proceeds of $9.3 million. The funds were utilized to reduce debt and trade payables to vendors and for working capital requirements. During the quarter, the Company utilized its line of credit to finance the production of increased finished goods inventory to meet expected demands during the latter half of 1995. As of April 2, 1995, the Company had borrowed $9.3 million against its existing credit facility. The credit facility is secured by a first lien on the Company's inventory, receivables, equipment and a mortgage on the real estate of the Company. At period end, shareholders' equity was $15.7 million and the ratio of debt-to-equity was
1.49 versus $16.3 and 1.31 a year ago, respectively. The Company believes it has sufficient funds for its current operations.

OUTLOOK

The Company continues to anticipate both a rise in sales for the full year of 1995 and a change in the mix of sales to reflect the growing contribution of the Spread Spectrum Cordless Telephone and the leveling of detector sales due to market conditions. The third component of sales, Cellular Digital Packet Data (CDPD) modems and other contract sales, is expected to increase but remain insignificant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended
April 2, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Cincinnati Microwave, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 16, 1995



                                  				       CINCINNATI MICROWAVE, INC.

				                                         By:
							                                         Walter P. Masavage
						                                          Vice President
						                                          Controller

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Cincinnati Microwave, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 16, 1995


                                        					 CINCINNATI MICROWAVE, INC.


                                       							By: /s/ Walter P. Masavage
						                                            Walter P. Masavage
							                                           Vice President
						                                            Controller