Form 10-Q
period 1995-07-02
CINCINNATI MICROWAVE INC
filed 1995-08-10
CIK 729583

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549



        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended July 2, 1995

                                      OR

        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.


                For transition period from             to
                                           -----------    ----------


        Commission file number 0-13136


                          CINCINNATI MICROWAVE, INC.
            (Exact name of registrant as specified in its charter)


             Ohio                                       31-0903863
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


One Microwave Plaza, Cincinnati, Ohio                   45249-8236
(Address of principal executive offices)                (Zip Code)

                                (513) 489-5400
                       (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES    X       NO
                                            -------       -------

The only class of the registrant's common stock is its common shares, without par value. As of July 2, 1995, there were 14,119,945 common shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                                    CINCINNATI MICROWAVE, INC.
                                                           BALANCE SHEET
                                             (Amounts in thousands except share data)

                                                                                    1995             1994
                                                                                  -------          -------
ASSETS
Cash and cash equivalents                                                         $   421          $    40
Accounts receivable, net                                                            7,729            5,137
Inventories, net                                                                   12,576            9,159
Other current assets                                                                  382              602
                                                                                  -------          -------
   TOTAL CURRENT ASSETS                                                           $21,108          $14,938

Restricted cash                                                                       862              505
Property, plant and equipment, net                                                 13,587           14,543
Intangibles, net                                                                    2,444            2,853
                                                                                  -------          -------
   TOTAL ASSETS                                                                   $38,001          $32,839
                                                                                  =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                                  $ 6,029          $ 8,627
Current portion of long-term debt                                                   9,663              600
Accrued taxes                                                                          83            1,468
Unearned revenue                                                                      726              709
Current lease obligations                                                           1,058            1,164
Other                                                                               3,521            4,071
                                                                                  -------          -------
   TOTAL CURRENT LIABILITIES                                                      $21,080          $16,639

Unearned revenue - noncurrent                                                         400              457
Lease obligations                                                                     962            1,422
Long-term debt                                                                          0            7,419
Common shares, without par value
  ($.20 stated value); 20,000,000 shares authorized;
  17,053,120 shares issued in 1995 and 1994                                         3,411            3,411
Paid-in capital                                                                     6,278           17,578
Retained earnings                                                                  25,556           26,921
Treasury stock at cost, 2,933,175 shares-1995;
  6,110,658 shares-1994                                                           (19,686)         (41,008)
                                                                                  -------          -------
   TOTAL SHAREHOLDERS' EQUITY                                                      15,559            6,902
                                                                                  -------          -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $38,001          $32,839
                                                                                  =======          =======


The accompanying notes are an integral part of these financial statements.

                                   CINCINNATI MICROWAVE, INC.
                                     STATEMENT OF OPERATIONS
                          (Amounts in thousands except per share data)
                                           (Unaudited)

                                   Three months ended             Six months ended
                              ----------------------------   -----------------------------
                              Jul. 2, 1995   Jun. 26, 1994   Jul. 2, 1995    Jun. 26, 1994
                              ------------   -------------   ------------    -------------
Net sales                       $19,017         $13,692         $32,665         $26,042
Cost of sales                    13,869           9,183          23,426          17,508
                                -------         -------         -------         -------
Gross profit                      5,148           4,509           9,239           8,534

Operating expenses:
Research and development          1,770           2,241           3,602           4,227
Selling expenses                  2,692           3,048           5,515           5,705
Administrative expenses           1,142             858           2,282           1,267
                                -------         -------         -------         -------
                                  5,604           6,147          11,399          11,199
                                -------         -------         -------         -------
Operating loss                     (456)         (1,638)         (2,160)         (2,665)
                                -------         -------         -------         -------

Interest expense                   (283)           (112)           (559)           (225)
Other income (expense), net         (44)             (7)            (84)            566
                                -------         -------         -------         -------

Loss before income taxes           (783)         (1,757)         (2,803)         (2,324)

Income tax benefit                    0               0          (1,438)              0
                                -------         -------         -------         -------

Net loss                          ($783)        ($1,757)        ($1,365)        ($2,324)
                                =======         =======         =======         =======

Loss per share                   ($0.06)         ($0.16)         ($0.10)         ($0.21)

Weighted average shares
  outstanding                    14,010          10,862          13,936          10,852

The accompanying notes are an integral part of these financial statements.

                          CINCINNATI MICROWAVE, INC.
                           STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                 (Unaudited)
                                                            Six months ended
                                                      ----------------------------
                                                      Jul. 2, 1995   Jun. 26, 1994
                                                      ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (1,365)       $ (2,324)
                                                        --------        --------
Adjustments to reconcile net loss to net cash
 provided by (used in) operations:
   Depreciation                                            1,959           1,678
   Amortization                                              409             409
   Gain on disposition of property, plant & equipment         (1)           (658)
   Other non-cash                                             17             (32)
Changes in operating assets and liabilities:
   Accounts receivable                                    (2,592)         (1,377)
   Inventories                                            (3,417)         (3,481)
   Other current assets                                      220            (697)
   Accounts payable                                       (2,598)          3,449
   Accrued taxes                                          (1,385)            (36)
   Unearned revenue                                          (40)            208
   Other current liabilities                                (550)           (218)
   Other non-current operating assets and liabilities        (17)            (16)
                                                        --------        --------
Total adjustments/changes                                 (7,995)           (771)
                                                        --------        --------
NET CASH USED IN OPERATING ACTIVITIES                     (9,360)         (3,095)
                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment              (1,003)         (2,797)
Proceeds from sale of property, plant  & equipment             1             820
Increase in restricted cash                                 (357)           (199)
                                                        --------        --------
NET CASH USED IN INVESTING ACTIVITIES                     (1,359)         (2,176)
                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                               10,501           7,064
Payments on notes payable                                 (8,857)         (5,804)
Proceeds from lease obligations                                0           1,555
Payment of lease obligations                                (566)           (219)
Issuance of warrants                                         413               0
Issuance of treasury stock                                   326             114
Stock offering                                             9,283               0
                                                        --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 11,100           2,710
                                                        --------        --------


NET INCREASE (DECREASE) IN CASH AND INVESTMENTS         $    381        $ (2,561)

CASH AND INVESTMENTS AT BEGINNING OF PERIOD                   40           2,842
                                                        --------        --------

CASH AND INVESTMENTS AT END OF PERIOD                   $    421        $    281
                                                        ========        ========

The accompanying notes are an integral part of these financial statements.

                          CINCINNATI MICROWAVE, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1 - Summary of Significant Accounting Policies

The Company's fiscal year is comprised of 52 or 53 weeks, ending on the last Sunday in the calendar year. The six months ended
July 2, 1995, included 27 weeks and the six months ended June
26, 1994, included 26 weeks.

The accompanying unaudited condensed financial statements of Cincinnati Microwave, Inc. (the "Company") have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments necessary to present fairly the financial position as of July 2, 1995 and December 25, 1994, the results of operations for the three and six months ended July 2, 1995 and June 26, 1994 and the cash flows for the six months ended July 2, 1995 and June 26, 1994. For further information regarding the accounting policies of the Company, refer to the Financial Statements and Notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 25, 1994.

Note 2 - Rights Offering
On December 27, 1994 and January 12, 1995, the Company completed a Rights Offering (the Offering) of 1,482,435 units for $7 per unit; each unit consists of two Common Shares and one warrant entitling the holder to purchase one additional Common Share for $4. The Offering generated net proceeds of $9.3 million. Immediately following the Offering, the Company had 13.9 million common shares outstanding.

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

Note 3 - Inventories
Inventories consist of the following (amounts in thousands):

                           Jul. 2,          Dec. 25,
                            1995              1994
Materials and supplies     5,383            5,125
Work in process            1,472            1,203
Finished goods             5,721            2,848
                          ------           ------
                         $12,576           $9,176
                         =======          =======

Note 4 - Notes Payable
As of August 1, 1995 the Company had borrowed $12.6 million against its $14.0 million credit facility. The credit facility consists of (i) a $7.0 million revolving credit due June 30, 1996, (ii) a $4.0 million supplemental revolving credit due September 30, 1995, (iii) a $3.0 million term loan due June 30, 1996 and (iv) a standby letter of credit facililty not to exceed $1.0 million which expires June 30, 1996; however, the sum of the outstanding principal balance of the revolving credit and the supplemental revolving credit plus the aggregate stated value of the Company's outstanding leters of credit shall not exceed $11.0 million at any time. The credit facility is secured by a first lien on the Company's inventory, receivables, equipment and a mortgage on the real estate of the Company. At period end, shareholders' equity was $15.6 million and the ratio of debt-to-equity was 1.71 times versus $14.6 million and 1.90 times a year ago. The Company believes, based on its outlook for the balance of the year, that it will have sufficient resources to fund its operations through 1995.

Note 5 - Income taxes
In March 1995, as a result of the closure of the Company's 1991
Federal tax return, the Company released certain tax reserves to income. This adjustment increased net income for the first quarter by $1.4 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         --------------------------------------------------
        OPERATIONS AND FINANCIAL CONDITION
        ----------------------------------

RESULTS OF OPERATIONS

The following table shows net revenues by product line for Cincinnati Microwave, Inc., for the second quarter and first six months of 1995 and 1994 (000 omitted):

                          Second Quarter 1995                        Second Quarter 1994
                       ------------------------                     --------------------
                          $$                %                          $$           %
                       --------          ------                     -------      -------
Product Line
------------
Radar Detectors         $15,778            83                        $11,982       88
Cordless Telephones       3,087            16                          1,171        8
Other                       152             1                            539        4
                        -------                                      -------
Total                   $19,017                                      $13,692
                        =======                                      =======


                              Six Months 1995                             Six Months 1994
                     ------------------------------                  ---------------------
                          $$                  %                           $$          %
                     -----------          ---------                  -----------   -------
Product Line
Radar Detectors        $26,089               80                        $ 22,012      85
Cordless Telephones      5,877               18                           2,556      10
Other                      699                2                           1,474       5
                      --------                                          -------
Total                 $ 32,665                                          $26,042
                      ========                                          =======

Cincinnati Microwave's net sales for the second quarter of $19.0 million were 39% higher than the comparable period of 1994. Net sales for the six months (27-week period) ended July 2, 1995, increased 25% to $32.7 million as compared to $26.0 in the 26-week period of 1994. An increase in unit volume in both periods continues to reflect the growing market acceptance of the Company's Digital Spread Spectrum Cordless Telephone, which resulted in sales increases of 164% and 130%, respectively. In addition, continued market acceptance of the new detector products introduced in the third quarter of 1994 resulted in sales increases of 32% and 19%, respectively, resulting primarily from a unit volume increase. The Company's Cellular Digital Packet Data (CDPD) modem sales are not significant.

The Company's gross profit margin was 27% for the second quarter compared with 33% for the comparable period of 1994 and 28% for the six months ended July 2, 1995 versus 33% for 1994. The primary reasons for the reduction were startup costs associated with the Company's new telephone production lines and the continued shift in the sales mix from direct retail business to OEM and reseller business. OEMs and resellers accounted for 52% of total sales in the second quarter from 40% for the comparable period in 1994.

Operating expenses were reduced by 9% from the comparable quarter of 1994. The operating expense decline reflects lower selling and research and development expenses, offset in part by higher administrative expenses caused by a 1995 change in the method of classifying such expenses between administrative, selling expenses and research and development expenses. Operating expenses in total were relatively unchanged for the six months period ended July 2, 1995 as compared with the corresponding period in 1994.

Primarily, as a result of the sales increase, the operating loss for the second quarter was reduced to $456,000 from $1.6 million for the comparable period of 1994. Interest expense for the second quarter was $283,000 versus $112,000 in 1994 due to higher debt and higher interest rates, resulting in a net loss of $783,000 versus a net loss of $1.8 million in 1994. The net loss for the first six months declined to $1.4 million from $2.3 million in 1994. In March 1995, as a result of the closure of the Company's 1991

Federal tax return, the Company released certain tax reserves to income. This adjustment increased net income for the first quarter by $1.4 million. 1994 six month results included a gain of $657,000 from a land sale.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter, the Company utilized its line of credit to finance increased finished goods inventory to meet, in part, the ramp-up in production to prepare for the fall selling season. As of August 1, 1995 the Company had borrowed $12.6 million against its $14.0 million credit facility. The credit facility consists of (i) a $7.0 million revolving credit due June 30, 1996,
(ii) a $4.0 million supplemental revolving credit due September 30, 1995, (iii) a $3.0 million term loan due June 30, 1996 and (iv) a standby letter of credit facility not to exceed $1.0 million which expires June 30, 1996; however, the sum of the outstanding principal balance of the revolving credit and the supplemental revolving credit plus the aggregate stated value of the Company's outstanding letters of credit shall not exceed $11.0 million at any time. The credit facility is secured by a first lien on the Company's inventory, receivables, equipment and a mortgage on the real estate of the Company. At period end, shareholders' equity was $15.6 million and the ratio of debt-to-equity was 1.71 times versus $14.6 million and 1.90 times a year ago. The Company believes, based on its outlook for the balance of the year, that it will have sufficient resources to fund its operations through 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

        An annual meeting of shareholders was held July 24, 1995.

        Directors elected at the meeting include:

                Charles M. Fullgraf
                James L. Jaeger
                John W. Noland
                Joseph M. O'Donnell
                Jacques A. Robinson
                Gilbert L. Wachsman
                Erika Williams

        The following matters were voted upon at the meeting:

                1.  Fixing number of directors for the ensuing year at seven.

                        For - 12,576,479
                        Against - 7,362
                        Abstentions - 37,372



                2.  Elections of above directors.

                        Charles M. Fullgraf     For - 12,596,938
                                                Against - 24,275

                        James L. Jaeger         For - 12,603,654
                                                Against - 17,559

                        John W. Noland          For - 12,601,158
                                                Against - 20,055

                        Joseph M. O'Donnell     For - 12,603,601
                                                Against - 17,612

                        Jacques A. Robinson     For - 12,600,573
                                                Against - 20,640

                        Gilbert L. Wachsman     For - 12,603,387
                                                Against - 17,826

                        Erika Williams          For - 12,602,400
                                                Against - 18,813

                3. Ratification of the selection of Price Waterhouse as independent accountants for 1995.

                        For - 12,594,004
                        Against - 10,412
                        Abstentions - 16,797

ITEM 5.  OTHER INFORMATION
         -----------------

On May 16, 1995, the Service Agreement with The Scotcrest Group, Inc. ("Scotcrest") for the employment of Jacques A. Robinson was modified. All of the terms and conditions shall continue except as provided: (i) Scotcrest is paid at a per diem rate of $1,800;
(ii) Scotcrest received an option to purchase 150,000 shares of common stock of the Company at $12.25 per share. This option shall vest at a rate of 37,500 shares per year (on May 15 of 1996, 1997, 1998, and 1999) and the option shall expire on May 15, 2005; and, (iii) the Company shall pay Scotcrest a cash incentive bonus for 1995 results of the Company as follows: (a) $100,000 for achievement of a reported net income amount for 1995 determined by the Compensation Committee ("the Goal") plus
(b) an amount equal to 4% of reported net income in excess of the Goal. There will be no incentive bonus paid for any results that fail to produce the Goal in 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

No reports on Form 8-K have been filed during the quarter ended
July 2, 1995. The Exhibits filed as part of this report are listed below.

        Exhibit No.              Description
        -----------              -----------
        (10)(i)*                 Copy of Amendment to Service Agreement with
                                 The Scotcrest Group, Inc.




* Management contract or compensatory plan or arrangement.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Cincinnati Microwave, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 9, 1995

                                        CINCINNATI MICROWAVE, INC.


                                        By: /s/ Walter P. Masavage
                                           ------------------------------
                                            Walter P. Masavage
                                            Vice President
                                            Controller

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Cincinnati Microwave, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 9, 1995

                                        CINCINNATI MICROWAVE, INC.


                                        By:
                                           ------------------------------
                                            Walter P. Masavage
                                            Vice President
                                            Controller