Form 10-Q
period 1995-10-01
CINCINNATI MICROWAVE INC
filed 1995-11-15
CIK 729583

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549





        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended October 1, 1995



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



The only class of the registrant's common stock is its common shares, without par value. As of October 1, 1995, there were 15,595,116 common shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CINCINNATI MICROWAVE, INC.
BALANCE SHEET
(Amounts in thousands except share data)

                                                Oct. 1,          Dec. 25,
                                                  1995              1994
ASSETS
Cash and cash equivalents                     $    614          $     40
Accounts receivable, net                        16,500             5,137
Inventories, net                                19,864             9,159
Other current assets                               655               602
                                                ------            ------
   TOTAL CURRENT ASSETS                       $ 37,633          $ 14,938

Restricted cash                                    308               505
Property, plant and equipment, net              14,194            14,543
Intangibles, net                                 2,240             2,853
                                                ------            ------
   TOTAL ASSETS                               $ 54,375          $ 32,839


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                              $  9,609          $  8,627
Current portion of long-term debt                4,501               600
Accrued expenses                                 4,028             4,071
Current lease obligations                          995             1,164
Unearned revenue                                   700               709
Accrued taxes                                       62             1,468
                                                ------            ------
   TOTAL CURRENT LIABILITIES                  $ 19,895          $ 16,639

Lease obligations                                  725             1,422
Unearned revenue - noncurrent                      365               457
Long-term debt                                       0             7,419

Common shares, without par value
 ($.20 stated value); 20,000,000 shares
 authorized; 18,053,120 shares issued in
 1995 and 17,053,120 issued in 1994              3,641            3,411
Paid-in capital                                 24,190           17,578
Retained earnings                               22,919           26,921
Treasury stock at cost, 2,608,004 shares-1995;
  6,110,658 shares-1994                        (17,360)         (41,008)
                                                ------           ------
   TOTAL SHAREHOLDERS' EQUITY                   33,390            6,902
                                                ------           ------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 54,375         $ 32,839

The accompanying notes are an integral part of these financial statements.

CINCINNATI MICROWAVE, INC.
STATEMENT OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)


                                Three months ended      Nine months ended
                               Oct. 1,     Sep. 25,     Oct. 1,    Sep. 25,
                                 1995         1994        1995        1994

Net sales                     $22,117      $15,299     $54,782     $41,341
Cost of sales                  18,391       12,312      41,817      29,820
                               ------       ------      ------      ------
Gross profit                    3,726        2,987      12,965      11,521

Operating expenses:
Research and development        2,029        2,099       5,631       6,326
Selling expenses                2,792        3,447       8,307       9,152
Administrative expenses         1,293        1,142       3,575       2,409
                               ------       ------      ------      ------
                                6,114        6,688      17,513      17,887
                               ------       ------      ------      ------
Operating loss                 (2,388)      (3,701)     (4,548)     (6,366)

Interest expense                 (279)        (234)       (838)       (459)
Other income (expense), net        30          (60)        (54)        506
                               ------       ------      ------      ------
Loss before income taxes       (2,637)      (3,995)     (5,440)     (6,319)

Income tax benefit                  0            0      (1,438)          0
                               ------       ------      ------      ------
Net loss                      ($2,637)     ($3,995)    ($4,002)    ($6,319)

Loss per share                 ($0.18)      ($0.37)     ($0.28)     ($0.58)

Weighted average shares
 outstanding                   14,672       10,888      14,175      10,864

The accompanying notes are an integral part of these financial statements.

CINCINNATI MICROWAVE, INC.
STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

                                                         Nine months ended
                                                 Oct. 1, 1995    Sep. 25, 1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $ (4,002)      $ (6,319)
Adjustments to reconcile net loss to net cash
 provided by (used in) operations:
   Depreciation                                           2,894          2,616
   Amortization                                             613            614
   Gain on disposition of property, plant & equipment         0           (658)
   Other non-cash                                            72             50
Changes in operating assets and liabilities:
   Accounts receivable                                  (11,363)           (92)
   Inventories                                          (10,705)        (8,211)
   Other current assets                                     (53)          (373)
   Accounts payable                                         982          6,410
   Accrued taxes                                         (1,406)           (18)
   Unearned revenue                                        (101)           323
   Other                                                    (43)           909
                                                         ------         ------
Total adjustments/changes                               (19,110)        (1,570)
                                                         ------         ------
NET CASH USED IN OPERATING ACTIVITIES                   (23,112)        (4,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment             (2,545)        (3,265)
Proceeds from sale of property, plant  & equipment            0            820
Decrease (increase) in restricted cash                      197           (200)
                                                         ------         ------
NET CASH USED IN INVESTING ACTIVITIES                    (2,348)        (2,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                               9,097          9,440
Payments on notes payable                               (12,615)        (6,169)
Proceeds from lease obligations                               0          1,670
Payment of  lease obligations                              (866)          (424)
Issuance of warrants                                      1,631              0
Exercise of stock options                                   366            298
Net proceeds from units and stock offerings              28,421              0
                                                         ------         ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                26,034          4,815


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    $   574        $(2,579)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             40          2,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   614        $   263

The accompanying notes are an integral part of these financial statements.

CINCINNATI MICROWAVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies
The Company's fiscal year is comprised of 52 or 53 weeks, ending on the last Sunday in the calendar year. The nine months ended
October 1, 1995, included 40 weeks and the nine months ended
September  25, 1994, included 39 weeks.

The accompanying unaudited condensed financial statements of Cincinnati Microwave, Inc. (the "Company") have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments necessary to present fairly the financial position as of October 1, 1995 and December 25, 1994, the results of operations for the three and nine months ended October 1, 1995 and September 25, 1994 and the cash flows for the nine months ended October 1, 1995 and September 25, 1994. For further information regarding the accounting policies of the Company, refer to the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 25, 1994.

Note 2 - Rights and Stock Offering
In the first quarter of 1995, the Company completed a Rights Offering (the Offering) of 1,482,435 units for $7 per unit; each unit consisted of two Common Shares and one warrant entitling the holder to purchase one additional Common Share for $4. The Offering generated net proceeds of $9.3 million.

The proceeds from the Offering were used to reduce debt and to increase working capital. Offering costs of $175,000 included as a prepaid asset at December 25, 1994 reduced Paid-in capital upon completion of the Offering. 2,964,870 shares of Treasury stock were reissued as part of the Offering. Paid-in capital was reduced by the excess cost of the Treasury stock over the net proceeds of the Offering.

In the third quarter of 1995, the Company completed a Stock Offering of 4,600,000 Common Shares, of which 1,150,000 shares were sold by the Company and 3,450,000 were sold by a selling shareholder. The 1,150,000 shares sold by the Company generated net proceeds of $19.1 million. The funds were used to pay amounts outstanding under the existing revolving credit line and to fund the growth in working capital required for the planned increase in production and sales for the third and fourth quarters.

Note 3 - Significant Customer
One customer, AT&T, represented 26% and 12% of revenue for the three and nine months ended October 1, 1995, respectively.

Note 4 - Inventories
Inventories consist of the following (amounts in thousands):

                                               Oct. 1,          Dec. 25,
                                                 1995              1994
Materials and supplies                         10,834             4,710
Work in process                                 2,021             1,933
Finished goods                                  7,009             2,516
                                               ------            ------
                                              $19,864            $9,159

Note 5 - Notes Payable
At the end of the third quarter, the Company had borrowed $4.5 million (term loan balance of $2.6 million and $1.9 million on the revolving credit facility) against its credit facility due June 30, 1996. The $9.6 million credit facility consists of the term loan and (i) a $7.0 million revolving credit facility and (ii) a standby letter of credit facility not to exceed $1.0 million; however, the sum of the outstanding principal balance of the revolving credit and the aggregate amount of the Company's outstanding letters of credit shall not exceed $7.0 million at any time. The credit facility is secured by a first lien on the Company's inventory, receivables, equipment and a mortgage on the real estate of the Company.

Subsequent to the end of the quarter, the revolving credit facility was
reduced to $5.0 million by the lending institution.   A temporary increase
has been extended by the lending institution maintaining the revolving limit at $7.0 million through November 17, 1995 and $6.0 million through November 30, 1995. As of November 14, 1995, the Company had borrowed an additional $4.7 million against the revolving credit facility to fund further increases in accounts receivable and inventories.

At October 1, the Company was in violation of one covenant of the borrowing agreement relating to the net loss incurred for the quarter. The lending institution has waived this violation for the third quarter; however, as a result of the covenant violation the lending institution has raised the lending rates to prime plus 2.0% for the revolving loan, from prime plus 1.25%, and prime plus 2.25% on the term loan, from prime plus 1.50%.

Note 6 - Income taxes
In March 1995, as a result of the closure of the Company's 1991
Federal tax return, the Company released certain tax reserves to income. This adjustment increased net income for the first quarter by $1.4 million.

Note 7 - Litigation
Subsequent to the end of the quarter, four shareholder suits were filed against the Company. On October 18, 1995, an action was filed in the United States District Court, Southern District of Ohio, Western Division, by Richard Kaufman, individually and allegedly on behalf of all others similarly situated, against the Company, James L. Jaeger, Jacques A. Robinson, John W. Noland, the Company's Directors, Montgomery Securities and Roney & Co. On October 24, 1995, another action was filed in the United States District Court, Southern District of Ohio, Western Division, by Bruce Stumpf and Paul J. O'Reilly, individually and allegedly on behalf of others similarly situated, against the same defendants named in the Kaufman suit. Both actions allege that, in connection with the sale of 4,000,000 Common Shares of the Company in a public offering in late August 1995, the defendants had violated various sections of the Securities Act of 1933 and had made negligent misrepresentations. The plaintiffs generally seek damages in an amount equal to the difference between the price paid for the shares purchased in the public offering and either the current value of such shares, if currently held, or the price at which such shares were disposed of in the market, if disposed of before the commencement of the action; or, alternatively, to rescind the purchases and recover the consideration paid for the shares or, if such shares are no longer held by plaintiffs, for unspecified damages.

On October 18, 1995, an action was filed in the United States District Court, Southern District of Ohio, Western Division, by Chesapeake Capital Group, Inc., for itself and allegedly on behalf of all others similarly situated, against the Company, James L. Jaeger, Jacques A. Robinson, John W. Noland, Montgomery Securities and Roney & Co. On November 2, 1995, an action was filed in the United States District Court, Southern District of Ohio, Western Division, by Mary Ellen Guthrie and Ronald S. Rees, individually and allegedly on behalf of all others similarly situated, against the Company, James L. Jaeger and Jacques A. Robinson. Both actions allege that, in connection with the public offering of 4,000,000 Common Shares of the Company in late August 1995, the defendants had violated sections of the Securities Exchange Act of 1934. Both complaints seek unspecified damages to be determined at trial. The Company is presently evaluating the allegations contained in these lawsuits.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
The following table shows net revenues by product line for Cincinnati Microwave, Inc. for the third quarter and first nine months of 1995 and 1994 (000 omitted):

                                 Third Quarter 1995          Third Quarter 1994
                                     $$       %                     $$       %
Product Line
Radar Detectors                $ 13,256      60               $ 10,560      69
Cordless Telephones               8,552      39                  3,572      23
Other                               309       1                  1,167       8
                                 ------     ---                 ------     ---
Total                          $ 22,117     100               $ 15,299     100


                                  Nine Months 1995             Nine Months 1994
                                     $$       %                     $$       %
Product Line
Radar Detectors                $ 39,344      72               $ 32,572      79
Cordless Telephones              14,430      26                  6,128      15
Other                             1,008       2                  2,641       6
                                 ------     ---                 ------     ---
Total                          $ 54,782     100               $ 41,341     100

Cincinnati Microwave's net sales for the third quarter of $22.1 million were 45% higher than the comparable period of 1994. Net sales for the nine months (40-week period) ended October 1, 1995, increased 33% to $54.8 million as compared with $41.3 million in the 39-week period of 1994. Indicative of the anticipated shift in the sales mix, third quarter revenue from cordless telephones with SureLinktm technology rose 140% to $8.6 million, or nearly
40% of net sales, from $3.6 million, or 23% of net sales, in last year's comparable period. Sales of cordless telephones to AT&T represented 26% and 12% of net revenue for the three and nine month periods ended October 1, 1995, respectively. Third quarter revenue from radar detectors was up 26% to $13.3 million from $10.6 million in the comparable period of 1994.

The Company's gross profit margin was 17% for the third quarter compared with 20% for the comparable period of 1994 and 24% for the nine months ended October 1, 1995 versus 28% for 1994. The decline in the gross profit margin was partially due to unanticipated material and manufacturing costs incurred by the Company to maintain product quality and timely production, and to meet commitments to customers. To correct a design difficulty with a key component (battery charge contacts) in certain of its new cordless telephone models, the Company was required to spend more than expected to customize replacement parts, to obtain additional parts and to run the production lines at less than optimum efficiency. In addition, as a result of a vendor's production error and, separately, a product design error relating to preprogrammed integrated circuits, the Company incurred additional costs to obtain one-time programmable integrated circuits to use in place of the preprogrammed integrated circuits and to redesign its cordless telephone and radar detector models to use these programmable circuits.

Gross profit margin percent year to year also was adversely impacted by the continued, planned shift in the sales mix from direct retail business that generates a higher gross margin to OEM and reseller business. OEMs and resellers, including AT&T, accounted for 65% of total sales in the third quarter compared with 39% for the comparable period in 1994 and 57% for the nine months ended October 1, 1995 versus 39% in the 1994 period.

Operating expenses in the third quarter were reduced by 9% from the comparable quarter of 1994. The operating expense decline reflects lower selling and research and development expenses, offset in part by higher administrative expenses. The decrease in selling expense was due primarily to lower advertising expenses versus 1994. Advertising expenses in the third quarter of 1994 included the costs of extensive promotions for the emerging spread spectrum cordless telephone product category and the introduction of two new radar detectors. The increase in administrative expenses reflected the addition of administrative personnel to support the business growth.

Primarily as a result of the sales increase, the operating loss for the third quarter was reduced to $2.4 million from $3.7 million for the comparable period of 1994. Interest expense for the third quarter was $279,000 versus $234,000 in 1994, due to the receipt of equity proceeds at the end of August that were utilized to pay amounts outstanding under the revolving credit line. The net loss for the quarter was $2.6 million versus a net loss of $4.0 million in 1994. The net loss for the first nine months declined to $4.0 million from $6.3 million in 1994. In March 1995, as a result of the closure of the Company's 1991 Federal tax return, the Company released certain tax reserves to income. The adjustment increased net income for the first quarter of 1995 by $1.4 million. The first nine months of 1994 included a gain of $657,000 from a land sale.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of 1995, the Company completed an equity offering that generated $19.1 million in net proceeds. The funds were used to pay off the existing revolving credit line and to fund the growth in working capital required for the planned increase in production and sales for the third and fourth quarters. In addition, during the first nine months of 1995 the Company incurred $500,000 of capital lease obligations and utilized $2.0 million of cash flow for capital expenditures for additional production equipment. In the fourth quarter, the Company has commitments for an additional $1.5 million in capital expenditures for production equipment to be funded through $1.0 million in capital lease obligations and the remainder through cash flow.

The primary contributors to the $19.4 million increase in working capital between year-end 1994 and the end of the third quarter were a $11.4 million (221%) rise in accounts receivable and a $10.7 million (117%) increase in inventories. Accounts payable rose only $1.0 million (11%) between year-end 1994 and the end of the third quarter despite the increase in inventories as the Company maintained appropriate credit terms with its vendors.

The increase in accounts receivable to $16.5 million at the end of the third quarter reflected the upward sales trend of cordless telephones during 1995, with almost half of total unit volume of cordless telephones sold for the year-to-date period shipped in the last month of the third quarter. OEMs and resellers, for which typical credit terms (e.g., payment within 30 to
45 days after delivery) are made available on their large volume orders, represented a significantly larger proportion of sales in 1995 vs. 1994. Retail customers generally have paid for their purchase at the time
it was shipped or delivered.   The Company anticipates that the accounts
receivable balance could remain near the current level ($21.0 million at November 14, 1995) through year-end due to the high volume of fourth quarter OEM and reseller sales. Receivables should decrease in the first quarter.

The $10.7 million increase in inventories between the end of the third quarter and year-end 1994 was driven by a $6.1 million increase in raw materials and work in process, as the Company continued to purchase components with which to manufacture products, as well as a $4.5 million increase in finished goods inventory. Both raw material and finished good inventories continued to rise after the end of the third quarter as the Company prepared for December shipments. Inventories at year-end, however, should be in line with the levels at the end of the third quarter.

Despite the current outlook for a seasonally strong 1995 fourth quarter, followed by a stronger first quarter than prior years due to demand for cordless telephones from OEM customers, year-end raw material inventories will be above levels necessary to support the anticipated sales volume. Based on the Company's periodic historic difficulties with procurement of components,the higher level of inventory could provide an added level of security in meeting customer commitments. The Company believes the finished goods inventory at year-end will be appropriate for the anticipated sales volume.

At the end of the third quarter, the Company had borrowed $4.5 million (term loan balance of $2.6 million and $1.9 million on the revolving credit facility) against its credit facility due June 30, 1996. The $9.6 million credit facility consists of the term loan and (i) a $7.0 million revolving credit facility and (ii) a standby letter of credit facility not to exceed $1.0 million; however, the sum of the outstanding principal balance of the revolving credit and the aggregate amount of the Company's outstanding letters of credit shall not exceed $7.0 million at any time. The credit facility is secured by a first lien on the Company's inventory, receivables, equipment and a mortgage on the real estate of the Company.

Subsequent to the end of the quarter, the revolving credit facility was
reduced to $5.0 million by the lending institution.   A temporary increase
has been extended by the lending institution maintaining the revolving limit at $7.0 million through November 17, 1995 and $6.0 million through November 30, 1995. As of November 14, 1995, the Company had borrowed an additional $4.7 million against the revolving credit facility to fund further increases in accounts receivable and inventories. At November
14, 1995, total borrowings consisted of the term loan (with a current outstanding balance of $2.5 million) and $6.7 million borrowed against the revolving credit line.

The lending institution indicated that it reduced the revolving credit limit for several reasons, including the loss incurred by the Company in the third quarter and the recent significant rise in working capital. The Company anticipates that it will be able to reduce the outstanding amount on the revolving credit line to $6.0 million by November 17, 1995 and to $5.0 million by November 30, 1995, and to achieve further reductions by year-end 1995, by utilizing cash generated from operations.

At October 1, the Company was in violation of one covenant of the borrowing agreement because of the net loss incurred for the quarter. The lending institution has waived this violation for the third quarter; however, as a result of the covenant violation the lending institution has raised the lending rates to prime plus 2.0% for the revolving loan, from prime plus 1.25%, and prime plus 2.25% on the term loan, from prime plus 1.50%. Additionally, similar net loss covenants exist that require the Company report net income for the fourth quarter and for the fiscal year ending December 31, 1995. The Company anticipates that it will violate the covenant requiring net income for the fiscal year. The Company will work with its lender to seek a waiver of the related covenant. Although the lending institution waived the similar covenant for the third quarter, there can be no assurances that such a waiver will be granted in the future.

At period end, shareholders' equity was $33.4 million and the ratio of debt-to-equity was 0.67 versus equity of $10.8 million and a debt-to-equity ratio of 3.57 at December 25, 1994. The Company believes that its working capital and credit facilities, along with cash generated from operations, will be sufficient to fund its operations for the foreseeable future.


PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

Subsequent to the end of the quarter, four shareholder suits were filed against the Company. On October 18, 1995, an action was filed in the United States District Court, Southern District of Ohio, Western Division, by Richard Kaufman, individually and allegedly on behalf of all others similarly situated, against the Company, James L. Jaeger, Jacques A. Robinson, John W. Noland, the Company's Directors, Montgomery Securities and Roney & Co. On October 24, 1995, another action was filed in the United States District Court, Southern District of Ohio, Western Division, by Bruce Stumpf and Paul J. O'Reilly, individually and allegedly on behalf of others similarly situated, against the same defendants named in the Kaufman suit. Both actions allege that, in connection with the sale of 4,000,000 Common Shares of the Company in a public offering in late August 1995, the defendants had violated various sections of the Securities Act of 1933 and had made negligent misrepresentations. The plaintiffs generally seek damages in an amount equal to the difference between the price paid for the shares purchased in the public offering and either the current value of such shares, if currently held, or the price at which such shares were disposed of in the market, if disposed of before the commencement of the action; or, alternatively, to rescind the purchases and recover the consideration paid for the shares or, if such shares are no longer held by plaintiffs, for unspecified damages.

On October 18, 1995, an action was filed in the United States District Court, Southern District of Ohio, Western Division, by Chesapeake Capital Group, Inc., for itself and allegedly on behalf of all others similarly situated, against the Company, James L. Jaeger, Jacques A. Robinson, John W. Noland, Montgomery Securities and Roney & Co. On November 2, 1995, an action was filed in the United States District Court, Southern District of Ohio, Western Division, by Mary Ellen Guthrie and Ronald S. Rees, individually and allegedly on behalf of all others similarly situated, against the Company, James L. Jaeger and Jacques A. Robinson. Both actions allege that, in connection with the public offering of 4,000,000 Common Shares of the Company in late August 1995, the defendants had violated sections of the Securities Exchange Act of 1934. Both complaints seek unspecified damages to be determined at trial. The Company is presently evaluating the allegations contained in these lawsuits.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (b)(1) A Current Report on Form 8-K, dated November 3, 1995, was filed announcing the Company's estimated operating results for the Third Quarter ended October 1, 1995 and legal actions filed against the Company.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Cincinnati Microwave, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 15, 1995


                          CINCINNATI MICROWAVE, INC.
                          by:/ss/Walter P. Masavage
                             ----------------------
                             Walter P. Masavage
                             Vice President
                             Controller