Form 10-K
period 1995-12-31
CINCINNATI MICROWAVE INC
filed 1996-04-01
CIK 729583

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended December 31, 1995

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from _______________ to ________________

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

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE


          Securities registered pursuant to Section 12(g) of the Act:

                 COMMON SHARES, WITHOUT PAR VALUE, AND WARRANTS


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES  X    NO  _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [   ]

Aggregate market value of the voting stock held by non-affiliates of the registrant at February 29, 1996 was approximately $46,203,931. The aggregate market value of warrants held by non-affiliates of the registrant at February 29, 1996 was approximately $1,778,728.

The only class of the registrant's common stock is its common shares, without par value. As of February 29, 1996, there were 15,746,125 common shares outstanding and 1,073,613 warrants outstanding.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                        PART I
    ITEM 1.     BUSINESS                                                      1
    ITEM 2.     PROPERTIES                                                   14
    ITEM 3.     LEGAL PROCEEDINGS                                            15
    ITEM 4.     SUBMISSION OF MATTERS TO A
                VOTE OF SECURITY HOLDERS                                     16


                                       PART II
    ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED SHAREHOLDER MATTERS                              17
    ITEM 6.     SELECTED FINANCIAL DATA                                      18
    ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                19
    ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  26
    ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                       26


                                     PART III
    ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                REGISTRANT                                                   27
    ITEM 11.    EXECUTIVE COMPENSATION                                       30
    ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT                                        35
    ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               37

                                      PART IV
    ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K                                          38

                                     PART I
ITEM 1.  BUSINESS

GENERAL

The Company designs, manufactures and markets ultrahigh frequency and microwave wireless communications products. The Company's principal product line since its inception has been radar warning detectors. The Company has become a leader in the radar warning detector market by combining its experience in ultrahigh frequency and microwave wireless technology, including digital signal processing, with its high volume manufacturing capabilities. In 1993, the Company introduced its first digital spread spectrum cordless telephone and its first wireless data modem. These product lines leverage the Company's wireless and digital signal processing expertise and high volume manufacturing capabilities.

The Company markets its products both under the ESCORT(R) brand name through direct advertising and as an Original Equipment Manufacturer (OEM) supplier. The Company's strategy for entering new markets is to align with companies that have established sales leadership and market positions. This strategy is designed to provide broader access to the end user. The Company produces digital spread spectrum telephones for several leading marketers of consumer telephones.

Cincinnati Microwave was incorporated in October 1976 under the laws of the State of Ohio. The Company's executive offices are located at One Microwave Plaza, Cincinnati, Ohio 45249-8236. Its telephone number is 513-489-5400. The Company can be reached by electronic mail on the Internet at shinfo@cnmw.com and information about CNMW (including this document) can be accessed on the World Wide Web at http://www.cnmw.com/welcome.htm. The Company's common shares trade on the Nasdaq National Market System under the symbol CNMW and its warrants trade on the Nasdaq National Market System under the symbol CNMWW.

COMPANY HISTORY

Cincinnati Microwave was founded in 1976. The Company brought exceptional performance to the consumer radar detector industry utilizing super heterodyne technology then used primarily in military applications. The Company experienced significant growth due to the vastly superior performance of its product coupled with the oil embargo, which resulted in the national 55 mph speed limit. The Company went public in 1983.

In the late 1980's the Company experienced a period of contracting radar warning receiver market share, revenues and profits, which the Board of Directors believed threatened its long-term survival. In April 1991, in an effort to prevent further deterioration of the Company's financial and operating condition, the Board hired Jacques A. Robinson, formerly of General Electric Company, as President and Chief Executive Officer to engineer a turnaround of the Company. Mr. Robinson was chosen by the Board based upon his industry experience and his proposed turnaround strategy. After careful strategic review, Mr. Robinson proposed that the most effective way to accomplish a turnaround was to capitalize on the Company's expertise of designing and manufacturing ultrahigh frequency electronic devices and apply it to wireless communication products.

Since Mr. Robinson joined Cincinnati Microwave, Inc., the Company's business strategy has been to use its core technology in ultrahigh frequency and microwave circuit design, digital signal processing, digital spread spectrum capability and digital communication techniques, together with its experience in short product development cycles and mass production, to introduce leading edge products early in new market life cycles. Using the early introduction as a platform to gain a leading market share, the Company's goal is to introduce aggressively subsequent versions of the product at lower prices made possible by greater production volume and manufacturing efficiencies.

BUSINESS STRATEGY

The Company's business strategy includes the following elements:

- -  Leverage core technology

The Company has considerable experience in the design, development and manufacture of portable electronic wireless communication devices that operate in the ultrahigh frequency radio and microwave spectrum, having utilized this technology in its radar detection products since 1978. The Company is committed to capitalizing upon its core technology base, as shown by its development of new products and the expansion and enhancement of its technology base through significant and ongoing research and development expenditures.

- -  Emphasize short product development cycles

The Company believes that short product development cycles are essential to its success. Such cycles enable the Company to capitalize upon the higher margins that are associated with the introduction of new products and positions the Company to establish itself as a leader in new markets. Since 1991, the Company has developed and introduced more than 16 radar warning detector products, five generations of digital spread spectrum cordless telephones and a series of wireless data modems.

- -  Increase manufacturing efficiencies, improve quality and lower product cost

The Company uses surface mount technology ("SMT") extensively to manufacture its products. The Company was among the first to utilize SMT to manufacture consumer radar detection products. SMT is the automated manufacturing process used to place micro electronic components on printed circuit boards with a high level of accuracy at a high speed. The use of SMT enables the Company to design and manufacture products that are compact, portable and reliable and allows it to achieve manufacturing efficiencies that result in lower costs.
The Company has also developed high speed automated testing capabilities in order to ensure quality and improve manufacturing efficiency. Testing procedures have become an integral part of the Company's manufacturing process encompassing all aspects of the manufacture of its products, from component to subassembly and finished product testing.

- -  Develop strategic alliances

The Company's strategy for entering new markets is to align with companies that have established sales leadership and market positions. This strategy is designed to provide broader access to retailers and end users. The Company developed its digital spread spectrum cordless telephones and wireless data modems utilizing this teaming approach. With respect to the Company's digital spread spectrum cordless telephones, this strategy involves selling to major cordless telephone vendors. With respect to the Company's wireless modems, this strategy involves working with cellular service providers as well as vendors of services utilizing the Cellular Digital Packet Data (CDPD) networks.

PRODUCTS AND MARKETS

The Company's products are ultrahigh frequency wireless communication products that operate in the UHF radio and microwave spectrum. At the present time, the Company has developed and introduced radar warning detectors, digital spread spectrum cordless telephones and wireless data modems that utilize the CDPD networks. These three products are described in more detail below.

        CORDLESS TELEPHONES

The market for cordless telephones has grown over the past few years and, according to industry sources, sales of all cordless telephones exceeded 18 million units in 1995, with approximately 900,000 units in the 900 megahertz
(MHz) segment. Conventional cordless telephones, which operate in the 46-49 MHz segment, may be nearing the mature phase of their product life cycle. The Company believes that the growth area is in high performance telephones, which operate in the 900 MHz segment. These high performance telephones can deliver to a consumer the superior range and clarity required for cordless telephones to become a true substitute for the traditional corded telephone.

In May 1993, the Company introduced its first digital spread spectrum high performance cordless telephone. These telephones are sold both under the ESCORT(R) brand name (the ESCORT(R) Courier series) and to OEM customers. The Company's digital spread spectrum cordless telephones offer superior performance over traditional cordless telephones, specifically in the areas of improved voice clarity, range and communication security. The term "spread spectrum," for which the Company has established a technology brand label, SureLink(TM), refers to a communications technique that encodes signals to be transceived over multiple frequencies. Spread spectrum transceivers cause substantially less interference and are less susceptible to interference than conventional transceivers such as those used in traditional cordless telephones. Due to the substantially lower interference, the Federal Communications Commission has specified operating parameters for the 902-928 MHz band that are highly advantageous to spread spectrum products. The lower susceptibility to interference together with the advantageous Federal Communications Commission operating parameters have enabled the Company to design products that can achieve significantly greater range than traditional cordless telephones. Cincinnati Microwave has combined spread spectrum technology with digital signal processing technology, thereby digitizing the speech and transmitting it as a high speed data transmission. By using a high speed data transmission, no voice compression is required, resulting in a voice clarity that is comparable to a traditional corded telephone. Finally, spread spectrum encoding by its nature scrambles voice and data resulting in very secure communications.

The Company introduced a new generation of digital spread spectrum cordless telephone models in 1995, both for the Company's retail and OEM channels. These digital spread spectrum cordless telephones are less expensive to manufacture and can be sold by the Company at a lower price than its previous digital spread spectrum cordless telephone products.

        WIRELESS DATA MODEMS

In July 1993, Cincinnati Microwave announced that it had developed a series of wireless data modems to be used in conjunction with the CDPD networks being deployed by a consortium of cellular telephone carriers. CDPD, one of the recognized leading technologies in wide area wireless data communications, is a digital system that overlays the cellular voice network and uses the idle times between cellular voice calls to transmit data. The Company's MC-DART (Mobile Cellular Data Access Radio Transceiver) wireless data modems enable data to be sent and received using the CDPD networks without the burden of wires or the costs of circuit switched connections (the traditional method used for a voice call). CDPD has uses in three broad applications of data networking: mobile applications--exchanging data with data sources in motion, such as truck fleets, portable point of sale devices and credit card verification units; fixed wireless applications--exchanging data with data sources which are difficult or prohibitively expensive to reach, such as utility meters, vending machines and pipeline pumps; and portable applications--such as portable computers.

The wireless data market, which includes CDPD, has been slow to develop for several reasons including, but not limited to, the multitude of competing technologies, none of which has emerged as the market leader, that can provide transmission of wireless data. Cincinnati Microwave continues to believe that CDPD can offer significant advantages over alternative means of wireless data transmission, in part because it is supported by the cellular carriers. The Telecommunications Act of 1996 includes provisions that should provide the cellular carriers with additional incentives to complete the CDPD infrastructure and actively market CDPD-based products and services.

        RADAR WARNING DETECTORS

The Company's principal product since its formation has been radar warning detectors, which use microwave and other technologies to detect and amplify police radar transmissions. During 1992, the Company also began manufacturing and selling a laser detection product. The Company's super heterodyne radar warning detectors use digital signal processing and high gain laser detectors to detect police radar and laser signals and reject unwanted signals so that early identification is enhanced.

Beginning in 1995, the Company's radar warning detectors are also being used in conjunction with the Safety Alert(TM) system. The Safety Alert(TM) system utilizes small transmitters that emit low power K-band microwave signals and can be physically mounted to traffic hazards, such as, speeding emergency vehicles, road construction sites or locomotives. The Safety Alert(TM) signal is encoded and when detected and decoded by an appropriately equipped radar warning detector, the signal can provide the driver with more specific information as to the nature of the traffic hazard, thereby enhancing driver safety. The Company was the first to offer products specifically designed to decode Safety Alert(TM) signals for drivers and commenced shipping such radar warning detectors in August 1994 (the PASSPORT(R) 5000) in anticipation of the system's implementation. The Company has added this capability to its entire radar warning detector product line. Presently, the Company believes that the Safety Alert(TM) systems are in limited use.

On November 28, 1995, a federal law was enacted that eliminated the existing federal requirement that states comply with national maximum speed limit provisions before receiving certain federal funds. This law has resulted in higher speed limits in some states and may reduce the perceived need for radar detectors among drivers in states that raise speed limits.

MARKETING AND SALES

The Company's marketing and sales efforts are differentiated into two distinct categories: Consumer Products and Commercial Products.

        CONSUMER PRODUCTS

The Company's radar warning detector products have traditionally been marketed under the ESCORT(R) brand name by direct advertising. Through advertisements placed in national publications, such as "Car and Driver" and "Road & Track," consumers can reach a dedicated telemarketing staff (via a toll-free phone number) to obtain additional information or place orders for the Company's products. The successful introduction of the evolving series of ESCORT(R) radar warning detectors has provided the Company with a loyal customer base that can be reached by direct mail efforts for new radar warning detector products as they become available.

To augment this direct sales channel, the Company has developed a strategic alliance with Home Shopping Network ("HSN"). The Company's radar warning detector products are marketed to subscribers of HSN's cable shopping networks. HSN purchased a substantial part of the Company's radar warning detector output in 1994 and accounted for 14% of the Company's total net sales. For 1995, HSN purchases accounted for 8% of the Company's total net sales. The Company also sells radar warning detectors as an OEM supplier to COBRA Electronics Corporation.

The Company sells its digital spread spectrum cordless telephone primarily as an OEM as well as under its ESCORT(R) brand. As an OEM, the Company designs, develops and manufactures digital spread spectrum cordless telephones for specific customers on a private label basis based upon their specifications. Based on industry statistics regarding market share, in 1995 three of the largest eight name brand telephone companies were customers of Cincinnati Microwave.

For 1995, purchases of digital spread spectrum cordless telephones by AT&T (now Lucent Technologies) accounted for 18% of the Company's total net sales.
Lucent Technologies is currently undergoing a major reorganization that may impact its ability to compete in, or influence its decision to pursue, the cordless telephone market in the future.

In early 1996, a new major OEM customer for the Company's digital spread spectrum cordless telephones was added. The new customer has indicated that it intends to pursue a long-term relationship with Cincinnati

- -------------------------------------------------------------------------------
(1) "Safety Alert" is a trademark of Cobra Electronics Corporation.

Microwave as the supplier of leading-edge cordless telephone products although there are no guarantees regarding the volume of cordless telephones this new customer will purchase in the future. The first shipments to this customer are scheduled to occur in the second quarter of 1996.

        COMMERCIAL PRODUCTS

The Company's commercial product marketing and sales efforts have evolved out of its OEM approach to consumer products. At present, the Company's only commercial product line is its wireless data modems. The Company was an early, active participant with the CDPD consortium, with its engineers being consulted in the formation of the CDPD standards. The Company took advantage of this early start by aligning itself with certain cellular carriers for the marketing of its wireless data modem. The Company has established marketing arrangements with five leading cellular service providers: Ameritech Mobile Services, Bell Atlantic Mobile Services, GTE Mobile Communications, McCaw Cellular Communications, Inc. and Sprint Cellular Communications. However, the CDPD market has been slow to develop and sales of the Company's modems, to date, have been limited although production of the Company's wireless data modem products commenced in June 1994.

In June 1995, Bell Atlantic Mobile Services, Firstnet Corporation and the Company announced that the Company's wireless data modems will provide the wireless communication link for AireTrans, the nation's first large-scale deployment of wireless credit card verification using CDPD.

RESEARCH AND DEVELOPMENT

The Company believes that continued strong investment in research and development is critical to its long term growth and success. Utilizing its expertise in ultrahigh frequency and microwave wireless communications and digital signal processing, the Company intends to continue to develop new products that strengthen its position in its current markets as well as to enter new markets. The research and development activities of the Company are directed toward product development, product improvement, new product screening, technology development and manufacturing process development. All of the costs of such research and development activities are expensed as incurred.

As of year-end 1995, the Company employed 70 people in research and development functions. The Company's research and development expenditures (in dollars and as a percentage of net sales) were $8.1 million (13.9%) for fiscal year 1993; $8.4 million (13.1%) for fiscal year 1994; and $7.4 million (9.4%) for fiscal year 1995.

MANUFACTURING

Cincinnati Microwave designs, manufactures, tests and packages its products at its plant near Cincinnati, Ohio. All of the Company's products are designed around the Company's manufacturing processes, which particularly emphasize surface mount technology (SMT). SMT is the automated manufacturing process used to place micro electronic components on printed circuit boards with a high level of accuracy and at high speed. The use of SMT enables the Company to design and manufacture products that are compact, portable and reliable and to achieve manufacturing efficiencies that can result in lower costs. The Company believes that it is important to maintain competitive manufacturing facilities by investing in advanced manufacturing equipment (particularly SMT and automated test equipment) and by improving existing and developing new manufacturing processes.

The Company's products include a number of high-technology components that are available from only a few suppliers and, in several cases, a single supplier. The Company frequently requires large volumes of such components and, if the Company's suppliers are unable to fulfill the Company's needs for such components, the Company may be unable to fill customer orders and its business, financial condition, including working capital, and results of operations may be materially and adversely affected. In 1993, and again in 1994, certain of the Company's suppliers were unable to deliver sufficient quantities of critical components to allow the Company to manufacture its products at previously anticipated volumes. These shortages adversely affected the

Company's ability to manufacture and deliver products and, as a result, had a significant adverse effect on the Company's business, financial condition, including working capital, and results of operations. Since part of the Company's strategy is to shorten product development and introduction cycles, occasions may arise in the future where the Company's ability to produce products outpaces its suppliers' ability to supply components. There can be no assurance that the Company can continue to obtain adequate supplies or obtain such supplies at their historical cost levels. The Company has no guaranteed supply arrangements with any of its sole or limited source suppliers and customarily purchases sole or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business. Moreover, the Company's suppliers may, from time to time, experience production shortfalls or interruptions which impair the supply of components to the Company. There can be no assurance that such shortages will not occur in the future and adversely affect the Company's business, financial condition, including working capital, and results of operations.

TRADEMARKS AND PATENTS

Cincinnati Microwave has a variety of patents, patent applications, registered and unregistered trademarks and registered trade names. The Company does not believe that its ability to compete in any of its product markets is currently dependent on its patents or patent applications, but does believe that its rights to, and the goodwill associated with, its ESCORT(R), PASSPORT(R) and SOLO(R) registered trademarks and Courier(TM) and SureLink(TM) trademarks provide it with a marketing advantage coupled with its knowledge and accumulated experience in the design and mass production of ultrahigh frequency wireless transmitters and receivers incorporating digital signal processing provide it with a competitive advantage.

Although the Company has protected its technologies and products by patent, copyright, trademark and trade secret laws to the extent that it believes necessary, the Company's intellectual property rights may be subject to infringement. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology. Furthermore, the laws of certain countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. In addition, the Company may, from time to time, become subject to legal claims asserting that the Company has violated intellectual property rights of third parties. In the event a third party were to sustain a valid claim against the Company and in the event any required license was not available on commercially reasonable terms, the Company's business, financial condition, including working capital, and results of operations could be materially and adversely affected. Litigation, which could result in substantial costs to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

COMPETITION

All markets in which the Company participates are highly competitive. The market for conventional cordless telephones has been largely driven by Lucent Technologies (formerly AT&T), followed by four major brands (Bell South, GE, Panasonic and Sony), several other Regional Bell brands and a host of minor brands. The market for high performance cordless telephones, such as those manufactured by the Company, is relatively new. The Company's major competitors in the high performance cordless telephone market segment are Panasonic, Uniden and Vtech. Competition in this segment is currently based primarily on product performance, features and price. Many current or prospective competitors serving this market are substantially larger than the Company and possess significantly greater financial, marketing and technical resources than the Company. There can be no assurance that the Company will be successful against its competition in this market. The cordless telephone market may undergo additional disruption in 1996 as market leader Lucent Technologies (formerly AT&T) completes its reorganization. The reorganization may have an impact on its ability, or interest, in competing in this area. Lucent Technologies (formerly AT&T) accounted for 18% of Cincinnati Microwave's sales in 1995.

The Company's wireless data modems have been proven fully operational on commercial CDPD networks. The market for wireless data modems is still developing, and there are current or prospective competitors, such as Motorola and PCSI, a subsidiary of Cirrus Logic, who are substantially larger than the Company and possess significantly greater financial and technical resources. There can be no assurance that the Company will compete successfully in this market.

The market for radar warning detectors is highly competitive, mature and declining. As the market has moved toward lower priced products offering fewer features, competition has been based primarily on price and, to a lesser degree, product quality, availability and performance. Lower than expected demand for the Company's radar warning detectors, coupled with intense price competition in the radar warning detector market, has adversely affected the Company's quarterly results at various times in the past several years. A recurrence of these conditions could have a material adverse effect on the Company.

GOVERNMENT REGULATION

Existing, pending or future legislation prohibiting the use, possession or sale of radar warning detectors or future legislation by states increasing speed limits could have a material adverse effect on the Company's business. Currently, there are two jurisdictions in the United States which have specific prohibitions against the use, possession or sale of radar warning detectors in automobiles. In addition, two other jurisdictions prohibit the use of radar warning detectors in large commercial vehicles only and, in January 1994, the Federal Highway Administration enacted a regulation banning radar warning detectors from commercial vehicles weighing over 18,000 pounds, from buses carrying 16 or more passengers and from trucks transporting hazardous materials on highways funded by the Federal Government. This is, in effect, a ban on use of such radar warning detectors in all large trucks and buses. On November 28, 1995, a federal law was enacted that eliminated the existing federal requirement that states comply with national maximum speed limit provisions before receiving certain federal funds. This law has resulted in higher speed limits in some states. Industry analysts have speculated that the higher speed limits may have an impact on the perceived need for radar detectors and accelerate the decline in this market, which has contracted steadily since 1989.

In addition, radio communications are subject to regulation by United States and foreign laws and international treaties. The Company's digital spread spectrum cordless telephones and wireless data modems must conform to domestic and international requirements established to avoid interference among users of radio frequencies. Therefore, the Company's opportunities to introduce new products may be limited to the extent that suitable radio frequencies are not available.

OUTLOOK

Cincinnati Microwave is pursuing a number of initiatives to improve liquidity and generate positive operating results; however, there can be no guarantees of improvement. A significant component of the Company's strategy will be to continue to exploit its skills in the development, design and mass production of miniature, high frequency communication devices.

The Company considers improvement in liquidity to be the most significant goal for 1996 following events in the second half of 1995, including excess purchasing that resulted in higher than required inventories (see Management's Discussion and Analysis), which had a substantial impact on the Company's financial position and results of operation.

The principal elements of the Company's efforts to improve liquidity include: reducing inventories by curtailing inflows during the first half of 1996 so that existing raw materials and work in process can be built-out; improving the cost structure of the Company; stepping up selling efforts to generate increased cash flow; and, using cash flow to reduce trade debt as quickly as possible. Concurrently, the Company is seeking to replace its existing credit facility.

- -- Reducing inventories by curtailing inflows.

Materials management has been earmarked for substantive changes. Late in the fourth quarter of 1995, the purchasing department was restructured under a new manager and significant progress has been made in streamlining the materials acquisition activities, including management of the inflow of materials as well as a complete review of component pricing to identify the lowest cost solution. As a result of the restructuring, there has been a 45% reduction in the dollar value of outstanding purchase orders since year-end 1995 and raw material and work in process inventories have been reduced to $9.9 million at March 25, 1996 from $12.3 million at year-end. Improving the materials management process is expected to reduce material and component costs, which, if accomplished, would benefit the gross margin and could contribute to improved operating results.

- -- Improve the cost structure of the Company.

Since year-end, the organizational structure has been cut back including a reconfiguration of the factory to streamline the production process and reduce manufacturing cycle times. Manufacturing staffing levels have been reduced approximately 45% since year-end 1995 while factory yield performance has shown continuous improvement.

In parallel, the Company has reduced infrastructure costs, cutting the salaried work force by about 15% since December 1, 1995. Management believes it has accomplished this reduction without reducing the Company's ability to serve the market or eliminating any of the projects that are key to the Company's long-term success.

- -- Step up selling efforts.

Sales for the first quarter of 1996 are expected to rise more than 40% over the comparable prior period reflecting continued market acceptance of the Company's cordless telephones and radar detectors.

The Company has also initiated a program to increase interest in the CDPD market. In March 1996, the Company announced that certain modems would be available at lower prices for a limited time. This announcement already has generated increased interest in the Company's modems.

- -- Pay down trade debt and refinance bank debt.

Due to the reduced levels of available cash as a result of the increase in inventories and accounts receivable, as well as the reduced credit facility, accounts payable at year-end were $15.7 million vs. $8.6 million at year-end 1994. The Company is currently in communication with its key suppliers and vendors to maintain good relationships as it seeks additional financing and uses cash flow to make payments on the accounts payable balances. Since year-end, the accounts payable balance has been reduced to $13.5 million at March 25, 1996. At present, the Company estimates that suppliers and creditors can be brought closer to normal payment terms, although there can be no assurance that such objectives will be accomplished. Although the Company's suppliers and creditors have generally been very supportive, the Company is currently purchasing approximately 10% on a cash basis, which has periodically created scheduling and downtime problems.

In addition, the Company is presently seeking to refinance its existing bank debt to obtain, in particular, a higher credit limit, a longer term, less restrictive covenants and lower interest rates and costs. Although there can be no assurances that the new financing can be obtained, in March 1996, the Company received proposals from three financial institutions at interest rates below those currently being charged by the Bank and for amounts exceeding twice the current facility. The Company selected The CIT Group/Credit Finance, Inc.
(CIT) to proceed with their diligence review and believes that it will be able to complete negotiations with CIT, of an alternative comparable lender, and receive funding in the next 30-60 days. Funding is subject to successful completion of the due diligence process and execution of a definitive Borrowing Agreement.

CAUTIONARY STATEMENTS

Cincinnati Microwave wishes to take advantage of the new Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995. To that end, except for certain historical information, the Outlook Section and the Management's Discussion and Analysis (Item 7) contain forward looking statements, including statements concerning the development, pricing and introduction of new products and services, the development of customer relationships and internal strategies to improve the Company's financial position and results of operation. These statements involve a number of risks and uncertainties. The Company cautions readers that any forward looking statements made by the Company, herein and in future reports and statements are not guarantees of future performance and that actual results may differ materially from those in forward looking statements as a result of various factors including, but not limited to, the following:

HISTORICAL LOSSES, VARIABILITY OF OPERATING RESULTS AND SEASONALITY
The Company has not been profitable since 1988. In 1995, the Company had a significant loss due to a number of factors including: (a) higher than anticipated component costs; (b) manufacturing inefficiencies in the production of the high volume of units produced; (c) sales lost or delayed due to delays by purchasing and engineering; (d) a weakening of the overall consumer electronics market, which impacted fourth quarter radar detector sales; (e) a significant increase in the provision for excess and obsolete inventory and (f) certain other factors (see Management's Discussion and Analysis). Specifically, during the third and fourth quarters of 1995, the Company experienced both poor purchasing performance and engineering design errors which were the primary origin of the poor financial performance. In purchasing, component prices were not adequately controlled, leading to increased product cost and reduced gross margin. Additionally, the failure to contain the quantities ordered, based on production demand, led to a significant buildup of component inventory, which both exerted pressure on the Company's cash flows and, ultimately, contributed to the increase in the provision for excess and obsolete inventory. Reacting to engineering design errors created manufacturing inefficiencies as product was reworked to correct the problems, which increased product cost and reduced gross margin. Further, these design issues caused delays in meeting production schedules which ultimately resulted in missed or delayed sales opportunities. During 1994, the Company experienced a severe supply shortage of inductors (a critical component of its digital spread spectrum cordless telephone) and, as a result, the Company's factory production schedule and cost to fill customer orders were materially and adversely affected.

The Company's future operating results may vary significantly from period to period as a result of a number of factors, including the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, decline in demand for the Company's products, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, changes in product or distribution channel mix and product returns. Many of these factors are beyond the Company's control. The Company's failure to introduce new, competitive products consistently and in a timely manner could adversely affect operating results for one or more product cycles. In addition, from time to time, a significant portion of the Company's sales are derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

The Company must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in net sales in a given quarter may have a disproportionately adverse impact on the Company's operating results due to an inability to adjust expenses or inventory during the quarter to match the level of net sales for the quarter. Excess inventory could also result in cash flow difficulties as well as expenses associated with inventory write-offs.

The Company's business is highly seasonal with a large portion of sales occurring during the third and, particularly, the fourth quarters. The Company's inability to supply its products to its customers during the second half of the year would adversely affect the Company's business and financial condition, including working capital and results of operations. In addition, the results of the Company's operations are subject to changes in consumer demand associated with general economic conditions and to changes in consumer preferences.

As a result of the foregoing, there can be no assurance that the Company will be able to achieve profitability or that difficulties will not occur in the future and adversely affect the Company's business and financial condition,
including working capital and results of operations.   The Company's financial
statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company in recent years have not generated sufficient funds to meet working capital and capital expenditure needs. The Company has funded these operating shortfalls through bank borrowings under its credit facility, through extending vendor terms and through equity offerings. The Company is currently working with a lending institution to refinance the amounts under its current credit facility and to provide additional credit availability. Management is reviewing all facets of the Company's operations with the intent to improve its operating results and generate additional cash flow for payment of vendor obligations through such actions as acceleration of accounts receivable receipts and inventory reductions. The Company's ability to continue as a going concern is dependent upon its ability to achieve a satisfactory level of profitable operations and renew or replace its existing credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPONENT SHORTAGES AND RELIANCE ON SOLE OR LIMITED SOURCE SUPPLIERS
The Company's products include a number of high-technology components that are available from only a few suppliers and, in several cases, a single supplier. The Company frequently requires large volumes of such components. If the Company's suppliers are unable to fulfill the Company's needs for such components, the Company may be unable to fill customer orders and its business, financial condition, including working capital, and results of operations may be materially and adversely affected. In 1993, and again in 1994, certain of the

Company's suppliers were unable to deliver sufficient quantities of critical components to allow the Company to manufacture its products at previously anticipated volumes. These shortages adversely affected the Company's ability to manufacture and deliver products and, as a result, had a significantly adverse effect on the Company's business and financial condition, including working capital and results of operations. Since part of the Company's strategy is to shorten product development and introduction cycles, occasions may arise in the future where the Company's ability to produce products outpaces its suppliers' ability to supply components. There can be no assurance that the Company will be able to obtain adequate supplies or obtain such supplies at their historical cost levels. The Company has no guaranteed supply arrangements with any of its sole or limited source suppliers, does not maintain an extensive inventory of components, and customarily purchases sole or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business. Moreover, the Company's suppliers may, from time to time, experience production shortfalls or interruptions which impair the supply of components to the Company. There can be no assurance that such shortages will not occur in the future and adversely affect the Company's business, financial condition, including working capital, and results of operations.

DEPENDENCE ON RADAR WARNING DETECTORS AND RELIANCE ON NEW PRODUCTS Historically, the Company has derived substantially all of its net sales and all of its operating profits from radar warning detectors. Radar warning detectors accounted for 86%, 72% and 65% of the Company's total net sales for 1993, 1994 and 1995, respectively. The radar warning detector market has matured and is declining, and competition in this market is intense. The Company's strategy is to reduce its dependence on radar warning detectors by developing new products, entering new markets and utilizing its capabilities in the design and mass production of ultrahigh frequency and microwave wireless communications products. However, there can be no assurance that the Company's strategy will be successful.

The Company has developed and introduced two additional product lines: digital spread spectrum cordless telephones with enhanced range, clarity and security compared to traditional cordless telephones and a line of wireless data modems to transmit data over CDPD networks. The Company believes that its digital spread spectrum cordless telephones are vital to its future success. To date, the Company' s digital spread spectrum cordless telephone product line has not been profitable, and the Company believes that future profits, if any, will depend on its ability to reduce component pricing to a level substantially below the level obtained in 1995. The commercial success of the Company's digital spread spectrum cordless telephone products is dependent upon strategic relationships with key OEM customers. Certain of these customers currently possess, or may acquire, the capability to develop, design and manufacture their own digital spread spectrum cordless telephone products.

Moreover, the success of the wireless data modems is dependent upon the development, deployment and commercial success of CDPD networks. A consortium of cellular service providers is presently building CDPD networks to provide wireless data transfer service, but there can be no assurance that the networks will be deployed nationally and, if so deployed, that they will be successful. To date, the Company has sold only a limited number of its wireless data modem units. There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing new products, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

CUSTOMER CONCENTRATION
As the Company's sales mix continues to shift from direct retail business to OEM and reseller business, the Company expects that sales to certain of its OEM and reseller customers will account for a material percentage of its net sales in the foreseeable future and believes that its financial results will depend in significant part upon the success of these customers, as well as the Company's business with these customers. Although the composition of the group comprising the Company's important customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer may have a material adverse affect on the Company's business and financial condition, including working capital and results of operations. The Company's ability to increase its sales in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

SHORT PRODUCT LIFE CYCLES
The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles. The Company must continually monitor industry trends and choose new technologies and features to incorporate into its products. Each new product cycle presents opportunities for current or prospective competitors of the Company to gain market share. Life cycles of individual products are typically characterized by steep declines in sales, pricing and margins toward the end of a product's life, the precise timing of which may be difficult to predict. As new products are planned and introduced, the Company attempts to monitor closely the inventory of older products and to phase out their production in a controlled manner. However, poor purchasing planning and engineering redesign practices have given rise to charges for obsolete or excess inventory (see Management's Discussion and Analysis). To the extent that the Company is unsuccessful in managing product transitions, its business and financial condition, including working capital and results of operations, could be materially and adversely affected.

GOVERNMENT REGULATION
Existing, pending or future legislation prohibiting the use, possession or sale of radar warning detectors or future legislation by states increasing speed limits could have a material adverse effect on the Company's business. Currently, there are two jurisdictions in the United States which have specific prohibitions against the use, possession or sale of radar warning detectors in automobiles. In addition, two other jurisdictions prohibit the use of radar warning detectors in large commercial vehicles only and, in January 1994, the Federal Highway Administration enacted a regulation banning radar warning detectors from commercial vehicles weighing over 18,000 pounds, from buses carrying 16 or more passengers and from trucks transporting hazardous materials on highways funded by the Federal Government. This is, in effect, a ban on use of such radar warning detectors in all large trucks and buses. Additionally, on November 28, 1995, a federal law was enacted that eliminated the existing federal requirement that states comply with national maximum speed limit provisions before receiving certain federal funds. This law has resulted in higher speed limits in some states, and therefore, a reduction in the perceived need for radar warning detectors.

COMPETITION
All markets in which the Company participates are highly competitive, and many current or prospective competitors, including several of the Company's significant OEM customers, are substantially larger and possess significantly greater financial, marketing and technical resources than the Company. The market for high performance cordless telephones, such as those manufactured by the Company, is relatively new. Competition in this segment currently is based primarily on product performance, features and price. The market for wireless data modems is still developing, and there are current or prospective competitors who are substantially larger than the Company and possess significantly greater financial, marketing and technical resources. There can be no assurance that the Company will be able to compete successfully in either of these markets.

The market for radar warning detectors is highly competitive, mature and is declining. As the market has moved toward lower priced products, competition has been based primarily on price and, to a lesser degree, product quality, availability and performance. Lower than expected demand for the Company's radar warning detectors, coupled with intense price competition in the radar warning detector market, periodically has an adverse affect on the Company's results. Frequent recurrence of these conditions would have a material adverse effect on the business, financial condition, including working capital, and results of operations of the Company.

INTELLECTUAL PROPERTY
Although the Company has protected its technologies and products by patent, copyright, trademark and trade secret laws to the extent that it believes necessary, the Company's intellectual property rights may be subject to infringement. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology. Furthermore, the laws of certain countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. In addition, the Company may, from time to time, become subject to legal claims asserting that the Company has violated intellectual property rights of third parties. In the event a third party were to sustain a valid claim against the Company and in the event any required license was not available on commercially reasonable terms, the Company's business and financial condition, including working capital and results of operations, could be materially and adversely affected. Litigation, which could result in substantial costs to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

VOLATILITY OF STOCK PRICE
The trading price of the Company's Common Shares is subject to wide fluctuations in response to the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the market, changes in earnings estimates by analysts, failure to meet the revenues or earnings estimates of analysts or other events or factors. The public stock markets have experienced price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. The market price for the Company's Common Shares has been highly volatile. Future announcements concerning the Company or its competition, including the results of technological innovations, new commercial products, government regulations, developments concerning proprietary rights, component shortages, litigation or public concern with respect to the Company or its products and other factors including those described above, may have a significant impact on the market price of the Common Shares. See "Price Range of Common Shares."

LEGAL PROCEEDINGS
Four shareholder lawsuits were filed against the Company in October and November 1995. On January 9, 1996, these lawsuits were consolidated, and, on February 23, 1996, the plaintiffs filed an Amended Complaint asserting claims, allegedly on behalf of all purchasers of the Company's common shares on the open market between July 12, 1995 and October 13, 1995, and who suffered damages, and on behalf of all persons who purchased the Company's common shares from the defendants pursuant or traceable to an August 24, 1995 public offering of 4,600,000 common shares between August 24, 1995 and October 13, 1995, and who suffered damage as a result. Plaintiffs purport to assert claims against the Company and other defendants for violations of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and for violations of the common law of negligent misrepresentation and fraud. The Company is presently evaluating the allegations contained in this lawsuit and intends to vigorously defend itself. The failure to achieve a favorable resolution of this lawsuit could materially adversely affect the Company's business and financial condition, including working capital, and results of operations.

CREDIT FACILITY
At year-end 1995, the Company had borrowed $6.9 million (term loan balance of $2.4 million and $4.5 million on the revolving credit facility) against its credit facility due June 30, 1996. The $7.5 million credit facility consisted of (i) the term loan, (ii) a $5.0 million revolving credit facility and (iii) a standby letter of credit facility not to exceed $1.0 million; however, the sum of the outstanding principal balance of the revolving credit and the aggregate amount of the Company's outstanding letters of credit shall not exceed $5.0 million at any time. The credit facility is secured by a first lien on the Company's inventory, receivables, equipment and a mortgage on the real estate of the Company.

At year-end, the Company was in violation of certain covenants of the borrowing agreement triggered by the net loss incurred for the fourth quarter and total year 1995, which resulted in financial statement ratios falling below the requirements of the borrowing agreement. The Company remained current on all required payments to the lender throughout 1995 and has remained current in 1996. The lending institution waived similar violations for the third quarter; however, as a result of the anticipated net loss for the fourth quarter and therefore full year 1995, the Bank notified the Company on January 2, 1996 of a default on the covenants and further reduced the revolving credit facility to $3.0 million.

On February 28, 1996, the Bank notified the Company that it had elected to further reduce the revolving credit facility to $2.5 million effective March 31, 1996 and increase the interest rate charged to the default rate of interest, as stipulated in the borrowing agreement, retroactively from February 1, 1996 to prime plus 5.0% from prime plus 2.0%.

Since year end, the Bank has elected to continue to make advances to the Company under the reduced credit facility, notwithstanding the "Event of Default" under the borrowing agreement. The reduction in the revolving credit facility, however, caused the Company to have less cash than previously anticipated and heightened the Company's need to manage cash balances very carefully, particularly in light of the higher than normal inventory levels and slowdown in year-end sales. There can be no assurances that the Bank's election will continue because the Bank has not waived the default and has reserved all of its rights and remedies under the borrowing agreement, related loan documents and applicable law which include, but are not limited to demanding immediate payment of all outstanding balances owed to the Bank.
The Company continues to work with the Bank and has informed the Bank of its efforts and progress in pursuing an alternative financing institution to replace the Bank.

The Company is presently seeking to replace the existing Credit Facility and is currently in negotiations with the CIT Group/Credit Finance, Inc. (CIT) regarding a replacement facility (see Management's Discussion and Analysis). There can be no assurances, however, that the Company will be able to obtain replacement financing from CIT or any other lender under terms acceptable to the Company or that such financing will be sufficient to meet the Company's short or long-term financing needs.

EMPLOYEES
As of December 31, 1995, the Company had approximately 527 employees: 70 employees in research and development, 320 employees in manufacturing, 91 employees in sales and marketing and 46 employees in administration.

ITEM 2. PROPERTIES

Cincinnati Microwave's manufacturing and research facilities and executive offices are located on 13 acres of land near the intersection of Fields-Ertel Road and I-71, approximately twenty miles north of Cincinnati, Ohio. The building at One Microwave Plaza, built in 1982 and expanded in 1986, is a modern 172,000 square foot, one-story building. The structure houses the executive offices, general operations and the manufacturing facilities of the Company.

During 1993, the Company sold 4.3 acres of land adjacent to its facilities. Proceeds of $900,000 were received and a gain of $741,000 was recorded in the fourth quarter. During 1994, the Company sold an additional 7.7 acres of land adjacent to its facilities that was held for sale. Proceeds of $820,000 were received and a gain of $657,000 was recorded in the first quarter of 1994.

The Company owns substantially all of the equipment associated with its manufacturing, research and testing operations. The Company has acquired certain equipment through leasing arrangements. All equipment is modern, in good operating condition and well-maintained and is currently used as collateral for the line of credit with the current lender.

ITEM 3. LEGAL PROCEEDINGS

Four shareholder lawsuits were filed against the Company in October and November 1995. On January 9, 1996, these lawsuits were consolidated, and, on February 23, 1996, the plaintiffs filed an Amended Complaint asserting claims, allegedly on behalf of all purchasers of the Company's common shares on the open market between July 12, 1995 and October 13, 1995, and who suffered damages, and on behalf of all persons who purchased the Company's common shares from the defendants pursuant or traceable to an August 24, 1995 public offering of 4,600,000 common shares between August 24, 1995 and October 13, 1995, and who suffered damage as a result. Plaintiffs purport to assert claims against the Company and other defendants for violations of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and for violations of the common law of negligent misrepresentation and fraud. The Company is presently evaluating the allegations contained in this lawsuit and intends to vigorously defend itself. The failure to achieve a favorable resolution of this lawsuit could materially adversely affect the Company's business and financial condition, including working capital, and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters which are required to be disclosed under this Item 4 were submitted to a vote of the Company's security holders during the three months ended December 31, 1995.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED SHAREHOLDER MATTERS

The information relating to the market and market prices of the Company's common shares required by this item is contained on page S-16.

As of February 29, 1996, there were approximately 1,143 holders of record of 15,746,125 outstanding common shares of the Company.

ITEM 6. SELECTED FINANCIAL DATA

The following selected Balance Sheet data at December 31, 1995, December 25, 1994, December 26, 1993, December 27, 1992 and December 29, 1991 and Statement of Operations data for the years then ended have been derived from the Financial Statements of the Company. The financial data set forth below should be read in conjunction with the Company's Financial Statements and notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

============================================================================================================================
                                                                     Dec. 31,    Dec. 25,    Dec. 26,    Dec. 27,   Dec. 29,
(Amounts in thousands except per share data)                           1995        1994        1993        1992       1991(1)
============================================================================================================================
STATEMENT OF OPERATIONS DATA:
Net sales                                                            $79,199     $64,708     $58,461     $51,339     $48,292
Cost of sales                                                         67,061      50,359      39,778      37,819      33,163
                                                                    --------------------------------------------------------
Gross profit                                                          12,138      14,349      18,683      13,520      15,129
Research & development, selling, administrative and other, net        26,610      24,609      19,967      22,278      21,761
                                                                    --------------------------------------------------------
Loss from continuing operations before income taxes                  (14,472)    (10,260)     (1,284)     (8,758)     (6,632)
Income tax benefit                                                    (1,438)          0           0           0        (725)
                                                                    --------------------------------------------------------
Loss from continuing operations                                      (13,034)    (10,260)     (1,284)     (8,758)     (5,907)
Discontinued operations                                                    0           0           0       1,449      (2,914)
                                                                    --------------------------------------------------------
Loss before extraordinary item                                       (13,034)    (10,260)     (1,284)     (7,309)     (8,821)
Realization of net operating loss carry forward                            0           0           0         869           0
                                                                    --------------------------------------------------------
Net loss                                                            $(13,034)   $(10,260)    $(1,284)    $(6,440)    $(8,821)
                                                                    ========================================================

Earnings (net loss) per share:
 Continuing operations                                                $(0.90)     $(0.94)     $(0.12)     $(0.80)     $(0.57)
 Discontinued operations                                                0.00        0.00        0.00        0.13       (0.28)
 Realization of net operating loss carry forward                        0.00        0.00        0.00        0.08        0.00
                                                                    --------------------------------------------------------
 Net loss                                                             $(0.90)     $(0.94)     $(0.12)     $(0.59)     $(0.85)
                                                                    ========================================================
Weighted average number of shares outstanding                         14,539      10,880      10,691      10,919      10,355

BALANCE SHEET DATA:
Working capital                                                       $8,368     $(1,701)      $(254)    $(2,483)     $1,957
Total assets                                                          54,196      32,839      32,418      42,512      38,247
Long-term obligations                                                    753       8,841         418           0           0
Shareholders' equity                                                  24,378       6,902      16,830      17,641      23,368

1. In 1991, the Company changed its reporting period to a fiscal year ending the last Sunday in the calendar year. In addition, pretax restructuring and impairment charges of approximately $6,900 were recorded in March 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
Cincinnati Microwave designs, manufactures and markets ultrahigh frequency and microwave wireless communications products. The Company's product lines includes radar warning devices, digital spread spectrum cordless telephones and wireless data modems for use on the Cellular Digital Packet Data (CDPD) network. The Company's products combine its experience in ultrahigh frequency and microwave wireless technology, including digital signal processing, with its high volume manufacturing capabilities.

The Company markets its products both under the ESCORT(R) brand name through direct advertising and as an Original Equipment Manufacturer (OEM) supplier. The Company's strategy for entering new markets is to align with companies that have established sales leadership and market positions. This strategy is designed to provide broader access to the end user. The Company produces digital spread spectrum telephones for several leading marketers of consumer telephones.

The following is a discussion and analysis of the financial condition and results of operation of Cincinnati Microwave. The discussion and analysis should be read in connection with the financial statements and the related notes thereto of Cincinnati Microwave as of December 31, 1995 and December 25, 1994 and for each of the years in the three year period ended December 31, 1995 (the "Financial Statements").

RESULTS OF OPERATIONS
The following table sets forth certain operational data of the Company expressed as a percentage of net sales for the periods indicated:

- --------------------------------------------------------------------
For The Year Ended:             Dec. 31,      Dec. 25,      Dec. 26,
                                  1995          1994          1993
- --------------------------------------------------------------------
Net sales                        100.00%       100.00%       100.00%
Cost of sales                      84.7%         77.8%         68.0%
                                 -----------------------------------
Gross Profit                       15.3%         22.2%         32.0%

Research & development              9.4%         13.1%         13.9%
Selling                            16.4%         19.6%         17.8%
Administrative                      6.3%          5.0%          5.6%
                                 -----------------------------------
Total operating expenses           32.1%         37.7%         37.3%

                                 -----------------------------------
Operating loss                   (16.8%)       (15.5%)        (5.3%)
- --------------------------------------------------------------------

The following table shows net sales by product line for the Company, for the periods indicated (in thousands and as a percentage of total net sales):

                                  1995          1994           1993
======================================================================
PRODUCT LINE                  $$      %      $$      %      $$      %
Radar Detectors            $51,484    65  $46,602    72  $50,125    86
Cordless Telephones         26,602    34   14,060    22    2,705     4
Other                        1,113     1    4,046     6    5,631    10
                           -------------------------------------------
Total                      $79,199   100  $64,708   100  $58,461   100
======================================================================

1995 AS COMPARED WITH 1994

The Company has not been profitable since 1988. In 1995, the Company had a significant loss due to a number of factors including: (a) higher than anticipated component costs; (b) manufacturing inefficiencies in the production of the high volume of units produced; (c) sales lost or delayed due to delays by purchasing and engineering; (d) a weakening of the overall consumer electronics market, which impacted fourth quarter radar detector sales; (e) a significant increase in the provision for excess and obsolete inventory and (f) certain other factors. Specifically, during the third and fourth quarters of 1995, the Company experienced both poor purchasing performace and engineering design errors which were the primary origin of the poor financial performance. In purchasing, component prices were not adequately controlled, leading to increased product cost and reduced gross margin. Additionally, the failure to contain the quantities ordered, based on production demand, led to a significant buildup of component inventory, which both exerted pressure on the Company's cash flows and, ultimately, contributed to the increase in the provision for excess and obsolete inventory. Reacting to engineering design errors created manufacturing inefficiencies as product was reworked to correct the problems, which increased product cost and reduced gross margin. Further, these design issues caused delays in meeting production schedules which ultimately resulted in missed or delayed sales opportunities.

NET SALES
Cincinnati Microwave's net sales for 1995 were up 22% over 1994. Sales of the Company's products to OEMs and resellers rose to 57% of net sales from 46% in 1994, reflecting a planned shift in the business to reduce dependence on direct retail sales. Eight OEM and reseller customers accounted for $40 million, or 88%, of the sales through these channels, including Lucent Technologies (formerly AT&T), which represented 18% of net net sales for the year.

For the year, net sales for the Company's radar detectors rose 10% on a 27% rise in unit volume over 1994, reflecting continued strong market acceptance of the Company's products and the growth of the OEM and reseller channels. The 13% decline in the average unit price reflected the growing significance of major customers, who generally receive volume discounts. The Company's fourth quarter detector net sales were lower than the third quarter of this year as well as the comparable prior period for several reasons. First, OEM and reseller customers tend to make the majority of their purchases earlier in the fall/holiday selling season than do retail customers. Additionally, the timing of 1995 radar detector sales was impacted by the relatively earlier introduction of new products when compared with 1994. Finally, weakness in the overall consumer electronics market as well as the radar detector market impacted sales of the Company's Escort brand detectors.

Net sales for the Company's cordless telephones with SureLink(TM) technology rose 89% in 1995 compared with 1994. Unit volume jumped 141%, partially offsetting the 22% decline in the average unit price due to the significantly greater percentage of OEM/reseller sales and the Company's strategy to reduce the selling prices of its cordless telephones to enhance market penetration. Sales of cordless telephones, while strong, were slightly below the levels anticipated by management primarily because of factors that impacted sales late in the fourth quarter. Fourth quarter sales grew only 52%, the smallest gain of the year. Factors that impacted results late in the fourth quarter included the delay of a large order which has since been shipped. This delay was due to the Company's inability to complete production of a specific cordless telephone model due to delays in purchasing and engineering. Additionally, an OEM customer postponed a large order, scheduled for the second half of December.

Other sales for 1995, which includes sales of the Company's cellular digital packet data (CDPD) modems, were down significantly versus 1994 due to the discontinuation of contract sales to BI, Inc. of the Company's home arrest product line in the first quarter of 1995. Modem sales were insignificant in both years.

GROSS MARGIN
The Company's gross profit margin was 15.3% in 1995 vs. 22.2% in 1994, reflecting a rise in cost of goods sold and the adverse impact of the continued, planned shift in the sales mix from higher margin direct retail business to OEM and reseller business.

Factors that contributed to the rise in the cost of goods sold included poor purchasing and material management practices that kept the Company from achieving the cost reductions necessary to reach specific margin targets. These targets were established in conjunction with the planned reduction in selling prices of the Company's consumer electronic products to maintain their competitive position.

The decline also was due to unanticipated material and manufacturing costs incurred by the Company in the third quarter and continuing into the fourth quarter, in order to maintain product quality and timely production and to meet commitments to customers. To correct a design difficulty with a key component (battery charge contacts) in certain of its new cordless telephone models, the Company was required to spend more than expected to customize replacement parts, to obtain additional parts and to run the production lines at less than optimum capacity. In addition, as a result of a vendor's production error and, separately, a product design error relating to preprogrammed integrated circuits, the Company incurred additional costs to obtain one-time programmable integrated circuits to use in place of the preprogrammed integrated circuits and to redesign its cordless telephone and radar detector models to use these programmable circuits.

In the fourth quarter, the Company undertook a review of all inventory and purchasing functions. Generally, it was determined that the Company was overpaying for components and frequently ordering quantities in excess of the sales plan, which contributed to the rise in cost of goods sold. As a result of this review, the Company appointed a new manager of purchasing to oversee a complete restructuring of the department and increased the fourth quarter provision for excess and obsolete inventory by $3.2 million over the prior year, which increased cost of goods sold. Included in the provision was a $1.7 million write-down of previously purchased and/or noncancelable orders of components for earlier-generation CDPD modems and a write-down totalling $1.3 million of the remaining inventory of earlier-generation cordless telephones. The modems to be built with the components on-hand and the earlier-generation cordless telephones will be marketable in the U.S. or internationally at the new cost levels.

In addition to its efforts to improve its purchasing function and inventory management, since year-end, the Company has restructured manufacturing, including a reconfiguration of the factory to streamline the production process and reduce manufacturing cycle times. Manufacturing staffing levels have been reduced approximately 45% since year-end 1995 while factory yield performance has shown continuous improvement.

OPERATING EXPENSES
Although operating expenses for 1995 decreased to 32.1% of net sales from 37.7% in the comparable prior period, the total increased by $1.0 million (4%) reflecting a $1.7 million rise in administrative expense and a $0.3 million increase in selling expenses offset by a $1.0 million decline in research and development expense. The 12% decrease in research and development expense reflected the lower development requirements, which permitted staff reductions, for the radar detector, cordless telephone and CDPD modem models introduced in 1995.

Selling expenses were up only 3% for the full year, reflecting a benefit of the Company's shift to OEM/reseller business, which requires proportionately less selling effort. To support the retail sales effort, however, the Company initiated substantial advertising in the fourth quarter to stimulate Escort sales. In comparison to a very low level of advertising in 1994's fourth quarter, selling expenses in the fourth quarter of 1995 rose 33%.

Administrative expenses for the year were up $1.7 million, or 53%, predominantly due to a rise in legal and professional expenses, a change in the method of allocating certain benefit-related expenses between cost of sales, administrative, selling, and research and development expenses and higher staffing levels. In light of results for the second half of 1995, the Company reevaluated the required staffing levels and has reduced head count of salaried employees by approximately 15% since December 1, 1995.

Net interest expense for the year rose to $1.2 million vs. $.7 million due to higher average outstanding balances on the Company's revolving credit facility caused primarily by the build up of inventory during 1995. During the year, the Company recorded a nonoperating gain of $1.4 million reflecting the release of certain tax reserves to income as a result of the closure of the Company's 1991 Federal tax return. The 1994 results included a nonoperating gain of $657,000 from the sale of land.

1994 AS COMPARED WITH 1993

Cincinnati Microwave's net sales of $64.7 million for 1994 were 10.7% higher than 1993 sales. This increase was due entirely to sales of the spread spectrum cordless telephone product line, offsetting the 7% decline in the detector product line. The telephone was introduced during the second quarter of 1993 and had modest sales in 1993. The decline in the radar detector net sales was due to the market contraction for these products and lower pricing. The Company's CDPD modem sales for 1994 were insignificant. Testing of the CDPD system continued with end-users testing the system for its compatibility with their business applications. The Company's modem has been tested for various industrial and commercial CDPD applications.

The Company's gross profit decreased to 22.2% in 1994 from 32.0% in 1993. This decline was caused by two significant factors. During 1994, the Company experienced significant component delivery problems relating to the spread spectrum telephone product line. This impacted the factory production schedule and increased the cost to fill customer orders. For much of the fourth quarter, the Company operated its telephone production line in a stop and start mode as and when parts became available in order to expedite deliveries to its customers. Secondly, the market size and demand for detectors declined causing several competing radar detector manufacturers to initiate price reductions during 1994. In an attempt to maintain its market position, the Company reacted to these developments by introducing a major sales promotional program for its retail customers for the month of December. The reduced volume resulting from the market decline and the pricing action contributed to the gross profit decline.

Research and development expenses increased $332,000 from 1993. The Company continued to focus its efforts on new product development and product improvements. Selling expenses increased $2.3 million from 1993 primarily in the area of advertising. This increase resulted from the Company's program of introducing spread spectrum telephone information to potential consumers in an effort to expand its potential customer base. Administrative expenses did not fluctuate significantly from the prior year.

QUARTERLY RESULTS OF OPERATIONS

The following table shows quarterly results for 1995 and 1994 (in thousands except for per share data):


==============================================================================
                         First      Second       Third      Fourth       Total
                       Quarter     Quarter     Quarter     Quarter        Year
==============================================================================
 1995
Net sales              $13,648     $19,017     $22,117     $24,417     $79,199
Gross profit             4,091       5,148       3,726        (827)     12,138
Net loss                  (582)       (783)     (2,637)     (9,032)    (13,034)
Net loss per share       (0.04)      (0.06)      (0.18)      (0.58)      (0.90)

 1994
Net sales              $12,350     $13,692     $15,299     $23,367     $64,708
Gross profit             4,025       4,509       2,987       2,828      14,349
Net loss                  (567)     (1,757)     (3,995)     (3,941)    (10,260)
Net loss per share       (0.05)      (0.16)      (0.37)      (0.36)      (0.94)
==============================================================================

Quarterly earnings per share calculations are based on the weighted average number of shares outstanding for the three month period then ended. Annual earnings per share calculations are based on weighted average number of shares outstanding for the twelve month period then ended. Due to fluctuations in the weighted average number of shares outstanding, the sum of the earnings per share calculations for each quarter will not necessarily equal the calculated earnings per share for the twelve month period. First quarter 1995 includes 14 weeks as compared to 13 weeks for the comparable period in 1994. Total year 1995 includes 53 weeks as compared to 52 weeks for the comparable period in 1994.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 1995, the Company completed a rights offering of 1,482,435 units for $7 per unit; each unit consisted of two Common Shares and one warrant entitling the holder to purchase one additional Common Share for $4. The rights offering generated net proceeds of $9.3 million. During 1995, 408,822 warrants were exercised. At December 31, 1995, the Company had 1,073,613 outstanding warrants which expire on December 31, 1998. The proceeds from the rights offering were used to reduce debt and to increase working capital.

During the third quarter of 1995, the Company completed an equity offering that generated $19.1 million in net proceeds. The funds were used to pay off the then existing revolving credit line and to fund the growth in working capital that occurred during the third and fourth quarters of 1995, including expenses associated with a planned increase in production to support higher sales for the third and fourth quarters. In addition, during 1995 the Company incurred $483,000 of capital lease obligations and utilized $4.0 million of cash flow for capital expenditures for additional production equipment.

The primary contributors to the $10.0 million increase in working capital between year-end 1994 and year-end 1995 were a $5.8 million (113%) rise in accounts receivable, a $16.2 million (177%) increase in inventories offset by a $7.1 (82%) million increase in accounts payable and a shift to current liabilities of the entire $6.9 million outstanding balance on the Company's credit facility at December 31, 1995.

The increase in accounts receivable to $10.9 million at the end of 1995 reflected the upward sales trend of cordless telephones during 1995, with 74% of total year unit volume of cordless telephones shipped in the last four months of the year. OEMs and resellers, for which typical credit terms (e.g., payment within 30 to 45 days after delivery) are made available on their large volume orders, represented a significantly larger proportion of sales in 1995 versus 1994. Retail customers generally have paid for their purchase at the time it was shipped or delivered.

The $16.2 million increase in inventories between year end 1994 and year-end 1995 was driven by a $4.0 million rise in raw materials and work in process and a $14.9 million increase in finished goods inventory, offset in part by a $2.7 million increase in the inventory valuation reserve. Poor purchasing practices were the primary reason for the excess inventory and the previously mentioned delay in certain sales.

Reflecting the emphasis being placed on improving the purchasing function, raw material and work in process inventory has been reduced since year-end to approximately $9.9 million at March 25, 1996 from $12.3 million at year-end. The $17.4 million in finished goods inventory at year-end, which has since been reduced to $15.0 million at March 25, 1996, was impacted by the lower than anticipated sales in December.

At year-end 1995, the Company had borrowed $6.9 million (term loan balance of $2.4 million and $4.5 million on the revolving credit facility) against its credit facility due June 30, 1996. The $7.5 million credit facility consisted of (i) the term loan, (ii) a $5.0 million revolving credit facility and (iii) a standby letter of credit facility not to exceed $1.0 million; however, the sum of the outstanding principal balance of the revolving credit and the aggregate amount of the Company's outstanding letters of credit shall not exceed $5.0 million at any time. The credit facility is secured by a first lien on the Company's inventory, receivables, equipment and a mortgage on the real estate of the Company.

At year-end, the Company was in violation of certain covenants of the borrowing agreement triggered by the net loss incurred for the fourth quarter and total year 1995, which resulted in financial statement ratios falling below the requirements of the borrowing agreement. The Company remained current on all required payments to the lender throughout 1995 and has remained current in 1996. The lending institution waived similar violations for the third quarter; however, as a result of the anticipated net loss for the fourth quarter and therefore for the full year 1995, the Bank notified the Company on January 2, 1996 of a default on the covenants and further reduced the revolving credit facility to $3.0 million.

On February 28, 1996, the Bank notified the Company on that it had elected to further reduce the revolving credit facility to $2.5 million effective March 31, 1996 and increase the interest rate charged to the default rate of interest, as stipulated in the borrowing agreement, retroactively from February 1, 1996 to prime plus 5.0% from prime plus 2% for the revolving credit facility and to prime plus 5.25% from prime plus 2 1/4% on the term loan.

Since year end, the Bank has elected to continue to make advances to the Company under the reduced credit facility, notwithstanding the "Event of Default" under the Borrowing Agreement. The reductions in the revolving credit facility, however, caused the Company to have less cash than previously anticipated and heightened the Company's need to manage cash balances very carefully, particularly in light of the higher than normal inventory levels and slowdown in year-end sales. There can be no assurances that the Bank's election will continue because the Bank has not waived the default and has reserved all of its rights and remedies under the Borrowing Agreement, related loan documents and applicable law which include, but are not limited, to demanding immediate payment of all outstanding balances owed to the Bank.
The Company continues to work with the Bank and has informed the Bank of its efforts and progress in pursuing an alternative financing institution to replace the Bank.

Due to the reduced levels of available cash as a result of the increase in inventories and accounts receivable, as well as the reduced credit facility, accounts payable at year-end were $15.7 million vs. $8.6 million at year-end 1994. The Company is currently in communication with its key suppliers and vendors to maintain good relationships as it seeks additional financing and uses cash flow to make payments on the accounts payable balances. Since year-end, the accounts payable balance has been reduced to $13.5 million at March 25, 1996. At present, the Company estimates that suppliers and creditors can be brought closer to normal payment terms, although there can be no assurance that such objectives will be accomplished. Although the Company's suppliers and creditors have generally been very supportive, the Company is currently purchasing approximately 10% of its material requirements on a cash basis, which has periodically created scheduling and downtime problems.

The Company is presently seeking to refinance its existing bank debt to obtain, in particular, a higher credit limit, a longer term, less restrictive covenants and lower interest rates and costs. Although there can be no assurances that the new financing can be obtained, in March 1996, the Company received proposals from three financial institutions at interest rates below those currently being charged by the Bank and for amounts exceeding twice the current facility. The Company selected The CIT Group/Credit Finance, Inc. (CIT) to proceed with their due diligence review and believes that it will be able to complete negotiations with CIT, or an alternative comparable lender, and receive funding in the next 30-60 days. Funding is subject to successful completion of the due diligence process and execution of a definitive Borrowing Agreement.

The credit facility is not expected to be subject to financial covenants. Proceeds from the new credit facility will be used to pay off the existing credit facility with the Bank and will be used going forward to fund working capital requirements, including the reduction of accounts payable. The agreement will be secured by substantially all of the Company's assets.

At year-end, shareholders' equity was $24.4 million and the ratio of debt-to-equity was 1.33 versus equity of $6.9 million and a debt-to-equity ratio of 6.41 at December 25, 1994. The Company believes that its working capital and refinanced credit facilities, along with cash generated from operations, will be sufficient to fund its operations for the foreseeable future.

ACCOUNTING DEVELOPMENTS
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," which is required to be adopted by 1996. The implementation of this Statement is not anticipated to have a material impact on the Company's financial statements.

The provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," will be effective for the Company in 1996. This standard requires that stock-based compensation either continue to be determined under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," or in accordance with the provisions of SFAS No. 123 whereby compensation expense is recognized based on the fair value of stock-based awards on the grant date.
The Company currently expects to continue to account for such awards under the provisions of APB No. 25. Although SFAS No. 123 will require additional disclosures beginning in 1996, management believes the impact of SFAS No. 123 will not be material to the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Index to Financial Statements

                                                                       PAGE
                                                                       ----
- -----------------------------------------------------------------
FINANCIAL STATEMENTS:
  Report of Independent Accountants                                     S-1
  Balance Sheet at December 31, 1995 and
    December 25, 1994                                                   S-2
  Statement of Operations for each of the three years
    ended December 31, 1995                                             S-3
  Statement of Cash Flows for each of the three years
    ended December 31, 1995                                             S-4
  Statement of Shareholders' Equity for each of the
    three years ended December 31, 1995                                 S-5
  Notes to Financial Statements                                       S-6 - S-15


FINANCIAL STATEMENT SCHEDULE:
  Schedule II - Valuation and Qualifying Account for the
    three years ended December 31, 1995                                S-17

  All other supplemental schedules are omitted because they are not applicable or the required information is shown in the Company's Financial Statements or Notes thereunto.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The names, ages and positions of the directors and executive officers of the Company as of December 31, 1995 are as follows:

         Name                               Age                              Position
- --------------------------------------------------------------------------------------------------------------------------
James L. Jaeger                            48                           Chairman of the Board

Jacques A. Robinson                        48                           President,  Chief Executive Officer, Chief
                                                                        Operating Officer and Director

Charles M. Fullgraf                        77                           Director

Joseph M. O'Donnell                        49                           Director

Gilbert L. Wachsman                        48                           Director

Erika Williams                             48                           Director

R. Gregory Blair                           49                           Vice President/Product Management

Robert J. Brockman*                        50                           Vice  President/Commercial Products
                                                                        Marketing and Sales

Anita L. Hromish                           41                           Vice President/Chief Information Officer

Walter P. Masavage                         60                           Vice President/Controller, Treasurer and
                                                                                 Corporate Secretary

Thomas H. Perszyk                          48                            Vice President/Engineering

Craig V. Wolf                              47                            Vice President/Chief Financial Officer

The Board of Directors are elected annually by the shareholders at the Company's annual meeting. Officers are elected annually by the Board of Directors and are removable at the discretion of the Board of Directors.

James L. Jaeger is a founder of the Company. In May 1985, he was elected Chairman of the Board. He also served as Chief Executive Officer of the Company from June 1983 until June 1988 and from January 1990 through April 22, 1991. He has been a Director of the Company since 1976. Mr. Jaeger spends substantially all of his time in activities outside of the Company.

Jacques A. Robinson has been President and Chief Executive Officer of the Company since April 23, 1991, Chief Operating Officer of the Company since December 1, 1995, and President of The Scotcrest Group since its incorporation in 1989. From July 1987 through February 1991, Mr. Robinson served as President of Carillon Technology, Inc. (a California company that manufactured consumer audio technology products). From 1979 through June 1987, Mr. Robinson held various positions with the General Electric Company, his most recent position was Vice President and General Manager of the Consumer Electronics Business Operations. He has been a Director of the Company since 1991.

Charles M. Fullgraf retired from The Procter & Gamble Company ("P&G") (a diversified manufacturer of household and industrial products headquartered in Cincinnati, Ohio) in 1982 after a 42-year career serving P&G in various management positions. From 1978 to 1982, Mr. Fullgraf was a Group Vice President of P&G and served on its Board of Directors. He also served as trustee of the P&G Profit Sharing Trust. He has been a Director of the Company since 1985.

Joseph M. O'Donnell has served as President, Chief Executive Officer and Director of Computer Products, Inc. (a manufacturer of electronic products and subsystems) since July 1994. Mr. O'Donnell served as Managing Director of O'Donnell Associates (a consulting firm) from March 1994 to June 1994 and from October 1992 to September 1993; as Chief Executive Officer of Savin Corporation (an office products distributor) from October 1993 to February 1994; and as President and Chief Executive Officer of GO/DAN Industries (a manufacturer of automotive parts) from June 1990 to September 1992. He is a Director of V-Band Corporation (a manufacturer of computer systems). He has been a Director of the Company since 1991.

Gilbert L. Wachsman is currently Senior Vice President of Hard Lines of Kmart Corporation. Formerly, until August of 1995, Mr. Wachsman was President of Wachsman Management Consulting, Inc., which provides consulting services to retailers and consumer oriented manufacturers. Pursuant to his consulting practice, Mr. Wachsman served as Vice Chairman of Universal International, Inc. (a wholesaler/retailer of close-out merchandise) from October 1992 to February 1995. From December 1988 to July 1990, Mr. Wachsman was President of Lieberman Enterprises (a distributor of pre-recorded music, video and personal computer software); from January 1986 to December 1988, he was President of Child World, Inc. (one of the largest U.S. toy chains). He has been a Director of the Company since 1991.

Erika Williams is currently interim Chief Executive Officer of System Integrators, Inc. (a company that designs, manufactures and markets services publishing systems to the newspaper publishing industry). She is also President of the Erika Williams Group (a consulting firm catering to high technology companies). From 1993 to March 1995, Ms. Williams was Senior Vice President and General Manager of Enterprise Storage Systems, a division of Amdahl Corporation (a developer and manufacturer of mainframe computers) of Sunnyvale, California. Since 1978, Ms. Williams held various positions with Amdahl Corporation including the Corporate Officer responsible for product management of the mainframe business, Vice President of Processor Technology and Development and Director of Product Software and Diagnostics. Ms. Williams has been a Director since 1994.

R. Gregory Blair is Vice President/Product Management. Mr. Blair joined the Company in December 1984 as its Director of Manufacturing and in October 1985 was appointed Vice President-Operations. He also served as President and Chief Operating Officer of Guardian Technologies, Inc., a wholly owned subsidiary of the Company, from March 1987 to November 1988, and President and Chief Operating Officer of CMI Technologies, Inc., a wholly owned subsidiary of the Company, from November 1988 until September 1991.

Robert J. Brockman was Vice President/Commercial Products Marketing and Sales. After ten years with the Power Generation Division of Babcock & Wilcox (a manufacturer of steam generating equipment for utility and industrial power generation), as R&D Program Manager, Mr. Brockman joined Bailey Controls Company (a manufacturer of electronic process control equipment) as Manager, Product Planning and Marketing. Mr. Brockman then served as Manager, Marketing and Sales for the General Electric Company's Display Product Operations from 1985 to 1993. Mr. Brockman joined the Company and was appointed vice President in June 1994. *Mr. Brockman left the Company in January 1996.

Anita L. Hromish is Vice President/Chief Information Officer of the Company. Ms. Hromish joined the Company in March 1986 and has assumed positions of increasing responsibility during this time. From 1979 to 1984, Ms. Hromish was employed by The Procter & Gamble Company ("P&G") (a diversified manufacturer of household and industrial products headquartered in Cincinnati,
Ohio) in the Management Systems Division. Ms. Hromish was appointed Vice President in July 1993.

Walter P. Masavage is Vice President/Controller worked for the General Electric Company for 31 years and Thomson Consumer Electronics, Inc. (a world wide consumer electronics products manufacturing and marketing company), for 6 years in financial management positions of increasing responsibility. Before joining

Cincinnati Microwave, Mr. Masavage was Chief Financial Officer of Thomson Consumer Electronics' Canadian affiliate. Mr. Masavage joined the Company in May 1994 and was appointed Vice President in May 1994 and Treasurer and Corporate Secretary in January 1995.

Thomas H. Persyzk is Vice President/Engineering. Prior to joining the Company in December, 1994, Mr. Perszyk was Senior Resource Manager-Engineering for Motorola and has 24 years of experience with Motorola in the electrical/ electronics engineering field. Recent product responsibilities included Cellular Subscriber Products and Cordless Telephones. Mr. Persyzk's prior responsibilities included a wide range of portable communication equipment and involved worldwide assignments in engineering and manufacturing.

Craig V. Wolf is Vice President/Chief Financial Officer. Prior to joining the Company on December 11, 1995, Mr. Wolf was General Manager of Armco Financial Group and President of Armco Financial Services Corporation, two units of Pittsburgh-based Armco, Inc. Between 1977 and 1989, Mr. Wolf served in a number of domestic and international financial capacities for FMC Corporation, a diversified manufacturer of machinery and chemicals headquartered in Chicago.


SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Directors, executive officers and greater-than-ten-percent shareholders are required by the Commission's regulations to furnish the Company with copies of all forms which they file under Section 16(a). Based solely on its review of the copies of such forms received by it, the Company believes that all such filing requirements applicable to its directors and executive officers during 1995 were complied with, except for Form 4's related the sale of Common shares by Mr. Jaeger that has been subsequently filed.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY
The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and each of the Company's other four most highly compensated executive officers (the "named executives") during each of the last three fiscal years.

                                             SUMMARY COMPENSATION TABLE
========================================================================================================================
                                                                                 Long-Term Compensation
                                                                          ------------------------------------
                                          Annual Compensation                   Awards               Payouts
                                         -------------------------------  ----------------------  ------------
                                                                 Other                Securities
                                                                 Annual   Restricted  Underlying                 All Other
                                                                 Compen-    Stock      Options/        LTIP       Compen-
Name and Principal                        Salary        Bonus     sation    Awards       SARs         Payouts     sation
Position                     Year           ($)          ($)       ($)       ($)          (#)           ($)         ($)
========================================================================================================================
Jacques A. Robinson (1)      1995         443,800         0         0         0         150,000         0              0
President and Chief          1994         390,000         0         0         0               0         0              0
Executive Officer            1993         313,500         0         0         0               0         0              0
- ------------------------------------------------------------------------------------------------------------------------
John W. Noland (2)           1995         202,692         0         0         0          75,000         0          1,152
Former Executive Vice        1994         200,000         0         0         0               0         0         11,152
President and Chief          1993         200,000         0         0         0          25,000         0          7,500
Operating Officer
- ------------------------------------------------------------------------------------------------------------------------
Thomas H. Perszyk (3)        1995         150,000         0         0         0          30,000         0         99,001
Vice President               1994           8,654         0         0         0          50,000         0         32,600
                             1993               0         0         0         0               0         0              0
- ------------------------------------------------------------------------------------------------------------------------
R. Gregory Blair (4)         1995         143,000         0         0         0          30,000         0         11,421
Vice President               1994         142,875         0         0         0           5,000         0         11,412
                             1993         136,500         0         0         0          10,000         0         10,933
- ------------------------------------------------------------------------------------------------------------------------
James L. Jaeger (5)          1995         125,000         0         0         0               0         0         10,071
Chairman of the Board        1994         125,000         0         0         0               0         0         10,071
                             1993         125,000         0         0         0               0         0         10,071
- ------------------------------------------------------------------------------------------------------------------------
Robert J. Brockman (6)       1995          95,000         0         0         0          30,000         0          6,743
Vice President               1994          49,327         0         0         0          20,000         0         47,103
                             1993               0         0         0         0               0         0              0
========================================================================================================================

(1) Compensation was paid to The Scotcrest Group, Inc., a company beneficially owned by Mr. Robinson. Mr. Robinson does not participate in any of the Company's stock option or other employee benefit plans. Mr. Robinson received $78,000 of his compensation in the form of common shares in 1993.

(2) All Other Compensation includes: (a) non-cash compensation pertaining to life insurance premiums in the amounts of $1,152, $1,152 and $2,016 for the years 1995, 1994 and 1993, respectively; and (b) $10,000 and $5,484 representing matching contributions made pursuant to the Company's retirement savings plan for the years 1994 and 1993, respectively. In December 1995, Mr. Noland left the Company.

(3) All Other Compensation includes: (a) non-cash compensation pertaining to life insurance premiums in the amount of $870 for the year 1995; (b) $3,777 representing 1995 contributions made pursuant to the Company's profit sharing plan; and (c) $94,354 and $32,600 in relocation expenses in 1995 and 1994, respectively.

(4) All Other Compensation includes: (a) non-cash compensation pertaining to life insurance premiums in the amounts of $696, $696 and $696 for the years 1995, 1994 and 1993, respectively; (b) $3,575, $3,572 and $3,412 representing matching contributions made pursuant to the Company's retirement savings plan for the years 1995, 1994 and 1993, respectively; and (c) $7,150, $7,144 and $6,825 representing 1995, 1994 and 1993 contributions made pursuant to the Company's profit sharing plan, respectively.

(5) All Other Compensation includes: (a) non-cash compensation pertaining to life insurance premiums in the amounts of $696, $696, and $408 for the years 1995, 1994 and 1993, respectively; (b) $3,125, $3,125 and $3,125 representing matching contributions made pursuant to the Company's retirement savings plan for the years 1995, 1994 and 1993, respectively; and (c) $6,250, $6,250 and $6,250 representing 1995, 1994 and 1993 contributions made pursuant to the Company's profit sharing plan, respectively. Mr. Jaeger received $27,000 of his compensation in the form of common shares in 1993.

(6) All Other Compensation includes: (a) non-cash compensation pertaining to life insurance premiums in the amounts of $806 and $243 for the years 1995 and 1994, respectively; (b) $1,187 representing matching contributions made pursuant to the Company's retirement savings plan for the year 1995; (c) $4,750 representing 1995 contributions made pursuant to the Company's profit sharing plan; and (d) $46,860 in relocation expenses in 1994. In January 1996, Mr. Brockman left the Company.

STOCK OPTIONS
The following table sets forth information concerning individual grants of options to purchase the Company's common shares made to the named executives in 1995.

                                             OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR
========================================================================================================================
                            Number        % of Total                                         Potential Realizable
                        of Securities      Options                                             Value at Assumed
                         underlying       Granted To     Exercise                            Annual Rates of Stock
                          Options         Employees      Or Base                             Price Appreciation for
                          Granted         In Fiscal       Price        Expiration                 Option Term
Name                     (# Shs)(1)         Year        ($/Share)         Date               5%                 10%
========================================================================================================================
Jacques A. Robinson        150,000          31.0%         12.25          5/15/05          $1,155,594          $2,928,502
John W. Noland              75,000          15.5%          9.25           5/5/05          $  436,296          $1,105,659
Thomas H. Parszyk           30,000           6.2%          9.25           5/5/05          $  174,518          $  442,264
R. Gregory Blair            30,000           6.2%          9.25           5/5/05          $  174,518          $  442,264
James L. Jaeger                  0             -              -                -                   -                   -
Robert J. Brockman          30,000           6.2%          9.25           5/5/05          $  174,518          $  442,264
- ------------------------------------------------------------------------------------------------------------------------

(1) All options are granted at 100% of fair market value on the date of grant. The options are exercisable during a period commencing 6 months and one day after the date of grant and ending on the date specified in the option agreement which, in no event, is later than ten years after the date of grant.

The following table sets forth certain information regarding individual exercises of stock options during 1995 by each of the named executives.

         AGGREGATED OPTION EXERCISES IN 1995 AND YEAR-END OPTION VALUES
==============================================================================
                                              Number of
                                              Securities           Value of
                                              Underlying          Unexercised
                                              Unexercised         In-The-Money
                                                Options              Options
                  Shares                      at Year-End          At Year-End
                 Acquired      Value          Exercisable/         Exercisable/
               On Exercise    Realized       Unexercisable        Unexercisable
Name               (#)           ($)              (#)                  ($)
==============================================================================
Jacques A. Robinson  0             -            500,000/            $1,625,000/
                                                150,000             $        0
- ------------------------------------------------------------------------------
John W. Noland       0             -            162,500/            $  168,750/
                                                 87,500             $   56,250
- ------------------------------------------------------------------------------
Thomas H. Perszyk    0             -             27,500/            $    4,688/
                                                 52,500             $   14,063
- ------------------------------------------------------------------------------
R. Gregory Blair     0             -             84,750/            $  151,250/
                                                 26,250             $    3,750
- ------------------------------------------------------------------------------
James L. Jaeger      0             -                  0/            $        0/
                                                      0             $        0
- ------------------------------------------------------------------------------
Robert J. Brockman   0             -             20,000/            $        0/
                                                 30,000             $        0
- ------------------------------------------------------------------------------

COMMITTEES
The Board of Directors has established an Audit Committee and a Compensation Committee to assist it in the discharge of its responsibilities. There is no Nominating Committee or Executive Committee. The Committees meet separately from the regular Board meetings whenever required. A brief statement of the principal responsibilities of the Committees of the Board and the identification of their members are given below.

AUDIT COMMITTEE - The Audit Committee of the Board presently consists of Mr. O'Donnell (Chairman), Mr. Fullgraf, Mr. Wachsman and Ms. Williams. The Committee is charged with responsibility for recommending the independent public accountants to be retained by the Company to audit its financial statements, overseeing the audits of the Company and reviewing the Company's accounting controls and reporting practices. The Audit Committee held two meetings during 1995.

COMPENSATION COMMITTEE - The Compensation Committee of the Board is responsible for reviewing and making recommendations to the full Board with regard to the salary and other compensation arrangements for the senior management of the Company. The Committee is also responsible for administering the Company's 1991 Stock Option Plan for Employees and granting options under such plan to eligible employees of the Company or its subsidiaries. The Committee presently consists of Mr. Wachsman (Chairman), Mr. O'Donnell, Mr. Fullgraf and Ms. Williams. Members of the Committee are not eligible to receive stock options under the plan. The Compensation Committee held five meetings during 1995.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE-IN-CONTROL ARRANGEMENTS
Of the persons named in the Executive Compensation table, Mr. Blair has an employment agreement with the Company. Mr. Blair's agreement provides that if his employment is terminated by the Company without cause, he shall continue to be paid his monthly base salary for a period of twelve months after termination less any compensation he receives from any subsequent employment held during such period. The agreement also provides that, if such termination occurs after a change in control of the Company (as defined in the agreements), he will continue to be paid his monthly base salary for a period of twenty-four months after termination less any compensation he receives from any subsequent employment held during such period. Monthly base salary for Mr. Blair is currently $11,906. The employment agreement of Mr. Blair can be terminated only by mutual agreement with the Company or by termination of employment.

The Company retained The Scotcrest Group in February 1991 on a consulting basis to assist it in reviewing and examining its operations. On April 23, 1991, the Board of Directors approved a contract with Scotcrest, wherein Scotcrest would assist the Company in implementing its operating plan by providing general management services to the Company, appointing Jacques A. Robinson, President of Scotcrest, as President of the Company. The contract was amended in May 1995. The terms of renewal were as follows: (i) Scotcrest shall be paid at a per diem rate of $1,800 for the services of Mr. Robinson; (ii) Scotcresthas been granted an option to purchase 150,000 Common Shares at $12.25 per share vesting at a rate of 37,500 per year on each of May 15, 1996, 1997, 1998 and 1999; (iii) Scotcrest shall receive a cash bonus of $100,000 for achievement of a 1995 net income goal determined by the Compensation Committee of the Board of Directors and an amount equal to 4% of net income in excess of such goal; and
(iv) either the Company or Scotcrest could terminate the contract at any time without cause.


COMPENSATION OF DIRECTORS
Directors who are not employees of the Company receive a monthly fee of $1,000 and receive $1,000 for each Board meeting attended and for each Committee meeting attended which is held on a separate day, plus expenses. Directors who are employees of the Company receive no compensation for serving as Directors but are reimbursed for their expenses. Pursuant to the Directors' Restricted Share Plan, a portion (70%) of the Directors' fees is deferred and paid in Company restricted shares and 30% is paid in cash. In addition, pursuant to the 1992 Stock Option Plan for Non-Employee Directors, each non-employee director receives an option to purchase 5,000 Common Shares on the date of each annual meeting of shareholders provided that such non-employee director continues in office subsequent to such annual meeting

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
As of February 29, 1996, James L. Jaeger and Kopp Investment Advisors, Inc., a Minnesota corporation, were the only persons known by the Company to be beneficial owners of more than 5% of its outstanding common shares. The following table provides information as to ownership of common shares by Mr. Jaeger and Kopp Investment Advisors, Inc.

================================================================================
                 Name and Address of    Amount and Nature of
Title of Class    Beneficial Owner      Beneficial Ownership    Percent of Class
================================================================================
 Common Shares   James L. Jaeger            2,707,179 (1)            17.3%
                 One Microwave Plaza
                 Cincinnati, Ohio 45249
- --------------------------------------------------------------------------------
 Common Shares   Kopp Investment            3,221,015 (2)            20.6%
                 Advisors, Inc.
                 6600 France Avenue South
                 Edina, MN 55435
- --------------------------------------------------------------------------------

See footnotes (1) and (2) on this page.


SECURITY OWNERSHIP OF MANAGEMENT
The following table sets forth certain information regarding the named executives' and directors' beneficial ownership of the common shares of the Company as of February 29, 1996.

================================================================================
                 Name and Address of    Amount and Nature of
Title of Class    Beneficial Owner      Beneficial Ownership    Percent of Class
================================================================================
  Common Shares    James L. Jaeger          2,707,179 (1)            17.3%
- --------------------------------------------------------------------------------
  Common Shares    Jacques A. Robinson        726,992 (3)             4.5%
- --------------------------------------------------------------------------------
  Common Shares    Thomas H. Perszyk           38,000 (4)             0.2%
- --------------------------------------------------------------------------------
  Common Shares    R. Gregory Blair           129,147 (5)             0.8%
- --------------------------------------------------------------------------------
  Common Shares    Charles M. Fullgraf         47,655 (6)             0.3%
- --------------------------------------------------------------------------------
  Common Shares    Joseph M. O'Donnell         31,609 (7)             0.2%
- --------------------------------------------------------------------------------
  Common Shares    Gilbert L. Wachsman         40,177 (8)             0.3%
- --------------------------------------------------------------------------------
  Common Shares    Erika Williams              12,174 (9)             0.1%
- --------------------------------------------------------------------------------
  Common Shares    All directors and
                    officers as a
                    group (12 persons)      4,020,767 (10)            24.2%
- --------------------------------------------------------------------------------

(1) Mr. Jaeger shares voting and investment power with regard to 23,629 of the common shares shown opposite his name and exercises sole voting and investment power over the remainder of such shares. All but 23,629 of such common shares are owned of record by Mr. Jaeger; and none of the common shares listed represent shares with respect to which Mr. Jaeger has the right to acquire beneficial ownership. Mr. Jaeger's beneficial shares include 30,000 outstanding warrants to purchase 30,000 common shares.

(2) Kopp Investment Advisors, Inc. ("KIA") serves as a financial advisor for its clients. As such, KIA holds no voting power for the shares owned by its clients. KIA does, however, exercise limited investment power over the common shares owned by its clients. As of February 29, 1996, numerous KIA clients own 2,009,515 common shares, which Includes 49,355 outstanding warrants to purchase 49,355 common shares. The remaining 1,211,500 common shares, which includes 400,000 outstanding warrants to purchase 400,000 common shares are controlled by LeRoy C. Kopp, President and 100% owner of Kopp Investment Advisors, Inc.

(3) Scotcrest owns 216,992 common shares and has an option exercisable at any time to acquire an additional 500,000 common shares and 10,000 warrants exercisable at any time to acquire an additional 10,000 common shares. Mr. Robinson has voting and investment power over all common shares held by Scotcrest. Mr. Robinson's beneficial shares include 10,000 outstanding warrants to purchase 10,000 common shares.

(4)  Includes 27,500 shares related to outstanding options.


(5)  Includes 84,750 shares related to outstanding options.

(6) Includes 20,000 shares related to outstanding options and 697 warrants exercisable at any time to acquire an additional 697 common shares.

(7)  Includes 20,000 shares related to outstanding options.

(8)  Includes 20,000 shares related to outstanding options.

(9)  Includes 10,000 shares related to outstanding options.

(10) Includes 923,750 shares related to outstanding options and 57,197 shares related to outstanding warrants to purchase 57,197 common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

                                                                          Page
(a)    FINANCIAL STATEMENTS AND EXHIBITS FILED

      (1)   Financial Statements                                          26

            Appear as part of Item 8 of this Form 10-K


      (2)   Financial Statement Schedule

            Appears as part of Item 8 of this Form 10-K                   26


      (3)   Exhibits Filed Pursuant to Item 601 of Regulation S-K.


EXHIBIT NO.                                               TITLE OF EXHIBIT
- --------------------------------------------------------------------------------------------------------------------------------
(3)(i)                                Articles of Incorporation of Cincinnati Microwave, Inc., as amended
                                      (incorporated by reference to Exhibit 4(i) of Registration Statement No. 33-61775).

(3)(ii)                               Regulations of Cincinnati Microwave, Inc., as amended (incorporated by reference to Exhibit 4(ii) of Registration Statement No. 33-61775).

(4)                                   Provisions of Articles of Incorporation and Regulations of Cincinnati Microwave,
                                      Inc. which define the rights of holders of Common Shares (incorporated herein by reference to such Articles of Incorporation filed as Exhibit (3)(1) and (3)(2)
                                      hereto and such Regulations filed as Exhibit (3)(3) and (3)(4) hereto).

(10)(i)                               Copy of Loan and Security Agreement dated as of May 27, 1994 between The Huntington
                                      National Bank and Cincinnati Microwave, Inc., as amended (incorporated by reference to Exhibit (10)(ii) of Registration Statement No. 33-61775).

(10)(iii)(A)(1)*                      Copy of the Cincinnati Microwave, Inc. 1991 Stock Option Plan for Employees
                                      (incorporated by reference to Exhibit 10.1 to Form 10-K for 1991, File No. 0-13136).

(10)(iii)(A)(2)*                      Form of stock option agreement used previously in connection with the options granted under the Cincinnati Microwave, Inc. 1991 Stock Option Plan for Employees
                                      (incorporated by reference to Exhibit 10.2 to Form 10-K for 1991, File No. 0-13136).

(10)(iii)(A)(3)*                      Copy of resolutions pertaining to Directors' fees (incorporated by reference to
                                      Exhibit 10(k) of Registration Statement No. 2-86869).

(10)(iii)(A)(4)*                      Copy of Employment Agreement dated as of December 22, 1988 by and between R. Gregory
                                      Blair and Cincinnati Microwave, Inc. (incorporated by reference to Exhibit 10.10 to
                                      Form 10-K for 1988, File No. 0-13136).

(10)(iii)(A)(6)*                           Copy of the Cincinnati Microwave Deferred Compensation Plan (incorporated by reference to Exhibit (10)(26) to Form 10-K for 1987, File No. 0-13136).

(10)(iii)(A)(7)*                           Copy of the Cincinnati Microwave, Inc. Retirement Savings Plan (incorporated by reference to Exhibit (10)(19) to Form 10-K for 1991, File No. 0-13136).

(10)(iii)(A)(8)*                           Copy of the Cincinnati Microwave, Inc. Employees Stock Ownership Trust
                                           (incorporated by reference to Exhibit (10)(21) to Form 10-K for 1988, File No. 0-13136).

(10)(iii)(A)(9)*                           Copy of the Cincinnati Microwave, Inc. Profit Sharing Plan (incorporated by reference to Exhibit (10)(21) to Form 10-K for 1991, File No. 0-13136).

(10)(iii)(A)(10)(i)*                       Copy of the Services Agreement with the Scotcrest Group, Inc. effective
                                           March 25, 1991 (incorporated by reference to Exhibit (10)(22) to Form 10-K for
                                           1991, File No. 0-13136).

(10)(iii)(A)(10)(ii)*                      Copy of Amended Service Agreement with the Scotcrest Group, Inc. effective
                                           March 27, 1992 (incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended March 27, 1992, File No. 0-13136).

(10)(iii)(A)(10)(iii)*                     Copy of Amended Service Agreement with the Scotcrest Group, Inc. effective
                                           May 16, 1995 (incorporated by reference to Exhibit 10(i) of Registration
                                           Statement No. 33-61775).

(10)(iii)(A)(11)*                          Copy of Cincinnati Microwave, Inc. 1992 Stock Option Plan for Non-Employee
                                           Directors effective May 19, 1992 (incorporated by reference to Exhibit 1 to
                                           Form 10-Q for the quarter ended September 27, 1992, File No. 0-13136).

(10)(iii)(A)(12)*                          Copy of stock option agreement used in connection with Cincinnati Microwave,
                                           Inc. 1992 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 2 to Form 10-Q for the quarter ended September 27, 1992,
                                           File No. 0-13136).

(10)(iii)(A)(13)*                          Copy of stock option agreement with the Scotcrest Group, Inc. effective May 16, 1995.

(24)                                       Consent of Price Waterhouse LLP.

(25)                                       Powers of Attorney executed by James L. Jaeger, Jacques A. Robinson,
                                           Charles M. Fullgraf, Joseph M. O'Donnell, Gilbert L. Wachsman, and Erika Williams.

(27)                                       Financial Data Schedule

* Management contract on compensatory plan or arrangement.

(b)  REPORTS ON FORM 8-K

     (b)(1) A Current Report on Form 8-K, dated December 1, 1995, was filed announcing the resignation of John W. Noland, the Company's vice president chief operating officer, and director.

     (b)(2) A Current Report on Form 8-K, dated December 12, 1995, was filed announcing the Company's anticipated loss for the fourth quarter and full year 1995, and the addition of Craig V. Wolf as chief financial officer.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CINCINNATI MICROWAVE, INC.


                                   By: /s/ Walter P. Masavage
                                      -----------------------------------
                                           Walter P. Masavage
                                           Vice President/Controller,
                                           Treasurer and Corporate Secretary


                                   Date:     April 1, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of April, 1996.


          NAME                               CAPACITY
          ----                               --------
/s/ James L. Jaeger *                    Chairman of the Board
- ----------------------------             and Director
    James L. Jaeger

/s/Jacques A. Robinson *                 Principal Executive Officer:
- ----------------------------             Chief Executive Officer,
   Jacques A. Robinson                   President and Director

/s/Charles M. Fullgraf  *                Director
- ----------------------------
   Charles M. Fullgraf

/s/Joseph M. O'Donnell *                 Director
- ----------------------------
   Joseph M. O'Donnell

/s/Gilbert L. Wachsman  *                Director
- ----------------------------
   Gilbert L. Wachsman

/s/Erika Williams  *                     Director
- ----------------------------
   Erika Wiliams


*The undersigned does hereby sign this document on behalf of the above indicated persons pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities and on the date indicated.

                                    /s/ Craig V. Wolf
                                    --------------------------------------
                                        Craig V. Wolf
                                        Attorney-in-Fact and Principal
                                        Accounting and Financial Officer, Vice
                                        President and Chief Financial Officer

                      REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CINCINNATI MICROWAVE, INC.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cincinnati Microwave, Inc. as of December 31, 1995 and December 25, 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Cincinnati Microwave, Inc. management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported recurring losses from operations and has substantial obligations due in 1996 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICE WATERHOUSE LLP
Cincinnati, Ohio
March 15, 1996

                         CINCINNATI MICROWAVE, INC.
                                BALANCE SHEET


============================================================================================================
                                                                         December 31,           December 25,
(amounts in thousands)                                                       1995                   1994
============================================================================================================
ASSETS

Cash and cash equivalents                                                          $11                   $40
Accounts receivable (less allowances of $523 - 1995 and $43 - 1994)             10,923                 5,137
Inventories, net (Note 5)                                                       25,370                 9,159
Other                                                                              779                   602
                                                                               -----------------------------
    TOTAL CURRENT ASSETS                                                        37,083                14,938
                                                                               -----------------------------

Restricted cash                                                                    429                   505
Property, plant and equipment, less accumulated depreciation (Note 6)           14,649                14,543
Patents, trade names and other identifiable intangible assets, net of
    accumulated amortization of $4,059 - 1995 and $3,759 - 1994                    745                 1,045
Excess of purchase price over fair value of net assets acquired, net of
    accumulated amortization of $6,491 - 1995 and $5,973 - 1994                  1,290                 1,808
                                                                               -----------------------------
    TOTAL ASSETS                                                               $54,196               $32,839
                                                                               =============================



LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                               $15,729                $8,627
Current portion of long-term debt (Note 9)                                       6,934                   600
Accrued taxes                                                                       81                 1,468
Unearned revenue                                                                   684                   709
Current lease obligations (Note 7)                                               1,075                 1,164
Other                                                                            4,212                 4,071
                                                                               -----------------------------
    TOTAL CURRENT LIABILITIES                                                   28,715                16,639
                                                                               -----------------------------

Long-term debt (Note 9)                                                              0                 7,419
Lease obligations (Note 7)                                                         753                 1,422
Unearned revenue - noncurrent                                                      350                   457
Contingencies (Note 14)
Common shares, without par value ($.20 stated value); 20,000,000 shares authorized; 18,203,120 shares issued in 1995; 17,053,120
    shares issued in 1994                                                        3,641                 3,411
Paid-in capital                                                                 24,182                17,578
Retained earnings                                                               13,887                26,921
Treasury stock at cost, 2,582,326 shares - 1995; 6,110,264 shares - 1994       (17,332)              (41,008)
                                                                               -----------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                  24,378                 6,902
                                                                               -----------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $54,196               $32,839
                                                                               =============================

The accompanying notes are an integral part of these financial statements.

                          CINCINNATI MICROWAVE, INC.
                           STATEMENT OF OPERATIONS


======================================================================================================
For the Year Ended:                                     December 31,     December 25,     December 26,
(amounts in thousands except per share data)                1995             1994             1993
======================================================================================================

Net sales                                                    $79,199          $64,708          $58,461
Cost of sales                                                 67,061           50,359           39,778
                                                            ------------------------------------------
     Gross profit                                             12,138           14,349           18,683
                                                            ------------------------------------------

Operating expenses:
  Research & development                                       7,442            8,449            8,117
  Selling                                                     12,990           12,671           10,391
  Administrative                                               4,978            3,253            3,259
                                                            ------------------------------------------
                                                              25,410           24,373           21,767

     Operating loss                                          (13,272)         (10,024)          (3,084)

Gain on sale of marketable equity securities                       0                0            1,435
Interest expense                                              (1,207)            (738)            (521)
Other income, net (Note 13)                                        7              502              886
                                                            ------------------------------------------

     Loss from continuing operations before income taxes     (14,472)         (10,260)          (1,284)

Income taxes (Note 8)                                         (1,438)               0                0
                                                            ------------------------------------------

     Net loss                                               $(13,034)        $(10,260)         $(1,284)
                                                            ==========================================
Net loss per share (Note 2):                                  ($0.90)          ($0.94)          ($0.12)
                                                            ==========================================

Weighted average number of shares outstanding                 14,539           10,880           10,691

The accompanying notes are an integral part of these financial statements.

                          CINCINNATI MICROWAVE, INC.
                           STATEMENT OF CASH FLOWS


======================================================================================================
For the Year Ended:                                     December 31,     December 25,     December 26,
(amounts in thousands)                                      1995             1994             1993
======================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(13,034)        $(10,260)         $(1,284)
                                                            ------------------------------------------
Adjustments to reconcile net loss to net
  cash used in operations:
     Depreciation                                              3,965            3,697            3,346
     Amortization                                                818              819              819
     Gain on disposition of property, plant and equipment         (2)            (658)            (738)
     Gain on sale of marketable equity securities                  0                0           (1,435)
     Net assets of discontinued operations                         0              (61)            (175)
     Issuance of shares as compensation                           72               68              183
     Other non-cash charges (credits), net                       (97)             118             (142)
Changes in operating assets and liabilities excluding
  discontinued operations:
     Accounts receivable                                      (5,786)          (1,501)             262
     Inventories                                             (16,211)          (1,860)           2,515
     Other current assets                                       (177)             (58)            (401)
     Accounts payable                                          7,102            4,743           (9,103)
     Accrued taxes                                            (1,387)               7             (353)
     Unearned revenue                                           (132)             384               13
     Other current liabilities                                   183            1,436             (535)
     Other non-current operating assets and liabilities            0               (7)             227
                                                            ------------------------------------------
     Total adjustments/changes                               (11,652)           7,127           (5,517)
                                                            ------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                        (24,686)          (3,133)          (6,801)
                                                            ------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                  (4,016)          (4,222)          (1,766)
Proceeds from sale of assets                                       2              820              976
Proceeds from sale of marketable equity securities                 0                0            7,315
Decrease (increase) in restricted cash                            76             (371)            (134)
                                                            ------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           (3,938)          (3,773)           6,391
                                                            ------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable                                   15,731           12,125            1,500
Payments on notes payable                                    (16,816)         (10,107)          (1,499)
Proceeds from lease obligations                                  483            2,526            1,213
Payments on lease obligations                                 (1,241)            (704)            (297)
Proceeds from exercise of stock options                          425              264              290
Proceeds from exercise of warrants                             1,574                0                0
Proceeds from rights and stock offerings                      28,439                0                0
                                                            ------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     28,595            4,104            1,207
                                                            ------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (29)          (2,802)             797
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  40            2,842            2,045
                                                            ------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $11              $40           $2,842
                                                            ==========================================
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid                                                 $1,207             $738             $521
                                                            ==========================================

The accompanying notes are an integral part of these financial statements.

                          CINCINNATI MICROWAVE, INC.
                      STATEMENT OF SHAREHOLDERS' EQUITY

===========================================================================================================================
                                                  Common Shares                               Treasury Stock
                                               -------------------   Paid-in   Retained   ----------------------
(Amounts in thousands except share data)         Shares     Value    Capital   Earnings     Shares        Value      Total
===========================================================================================================================
BALANCE DECEMBER 27, 1992                      17,053,120   $3,411   $18,973    $38,465   (6,434,691)   $(43,208)   $17,641
Net loss                                                                         (1,284)                             (1,284)
Shares issued under stock option plan                                   (643)                151,850         933        290
Issuance of shares as compensation                                      (167)                 57,183         350        183
                                               ----------------------------------------------------------------------------
BALANCE DECEMBER 26, 1993                      17,053,120    3,411    18,163     37,181   (6,225,658)    (41,925)    16,830
Net loss                                                                        (10,260)                            (10,260)
Shares issued under stock option plan                                   (553)                109,625         817        264
Issuance of shares as compensation                                       (32)                  5,769         100         68
                                               ----------------------------------------------------------------------------
BALANCE DECEMBER 25, 1994                      17,053,120    3,411    17,578     26,921   (6,110,264)    (41,008)     6,902
Net loss                                                                        (13,034)                            (13,034)
Shares issued under stock option plan                                   (607)                145,825       1,032        425
Shares issued under warrants                                          (1,114)                408,822       2,688      1,574
Shares issued pursuant to rights and
  stock offering                                1,150,000      230     8,311               2,964,870      19,898     28,439
Issuance of shares as compensation                                        14                   8,421          58         72
                                               ----------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995                      18,203,120   $3,641   $24,182    $13,887   (2,582,326)   $(17,332)   $24,378
                                               ============================================================================

The accompanying notes are an integral part of these financial statements.

                          CINCINNATI MICROWAVE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   (dollars in thousands except share data)


NOTE 1 - BASIS OF PRESENTATION
The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company in recent years have not generated sufficient funds to meet working capital and capital expenditure needs. The Company has funded these operating shortfalls through bank borrowings under its credit facility, through extending vendor terms and through equity offerings. The Company is currently working with a lending institution to refinance the amounts under its current credit facility and to provide additional credit availability. Management is reviewing all facets of the Company's operations with the intent to improve its operating results and generate additional cash flow for payment of vendor obligations through such actions as acceleration of accounts receivable receipts and inventory reductions. The Company's ability to continue as a going concern is dependent upon its ability to achieve a satisfactory level of profitable operations and renew or replace its existing credit facility.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
The Company designs, manufactures and markets ultrahigh frequency and microwave wireless communications products. The Company's three main product lines include radar warning detectors, digital spread spectrum cordless telephones, and wireless data modems.

The Company markets its products both under the Escort(R) brand name through direct retail advertising and resellers and as an original equipment manufacturer (OEM) supplier. Substantially all of the Company's operations are domestic with the exception of a minimal amount of international sales facilitated through distributor relationships.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of cash in the bank, commercial paper and various money market instruments with original maturities of three months or less and are carried at cost which approximates market value.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

RESTRICTED CASH
Restricted cash consists of cash in the bank restricted as to its use for customer credit card processing and lease commitments.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 5 to 40 years. Manufacturing, test, and engineering equipment are depreciated over 1 to 7 years, while office, computer and other equipment is depreciated over 1 to 5 years. Gain or loss realized on disposition of properties is included in income. Major additions and improvements are capitalized while maintenance and repairs are expensed.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," which is required to be adopted by 1996. The implementation of this Statement is not anticipated to have a material impact on the Company's financial statements.

INTANGIBLE ASSETS
Intangible assets are amortized using the straight-line method. Patents, trade names and the excess of the purchase price over the fair value of net assets acquired are being amortized over periods not to exceed fifteen years. Intangible assets are considered impaired if net assets exceed the projected future cash flows from the sales of related products. To date, no impairments have been recorded.

REVENUE RECOGNITION
Revenue is recognized from sales when the product is shipped to the customer. The Company provides a 30 day, money-back guarantee on the majority of its products. The Company also provides, at no cost to its customers, a one year warranty on the majority of its products. The Company records the estimated future costs of returns and warranties in the year of the sale.

UNEARNED REVENUE
The Company offers two and five year warranties for a fee to certain customers. Unearned revenue is amortized on a straight-line basis over the warranty period.

EARNINGS PER SHARE
Earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period.

INCOME TAXES
In accordance with SFAS No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. SFAS No. 109 also requires that a valuation allowance be established for deferred tax assets when it is more likely than not that the asset will not be realized.

USE OF ESTIMATES
The financial statements, which are prepared in conformity with generally accepted accounting principles, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual
results could differ from those estimates.   In particular, management has
utilized estimates based on the facts and circumstances existing at the date of the financial statements which are sensitive to change in the near term. These significant estimates include the estimated net realizable value of inventories and litigation exposure.

SOURCES OF SUPPLY
The Company currently sole sources certain of its important components for its products. Although there are a limited number of manufacturers of these components, management believes that other suppliers could provide similar components. A change in suppliers, however, could cause a delay in manufacturing and a possible postponement or loss of sales, which could adversely effect operating results.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate fair value.

STOCK BASED COMPENSATION
The provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," will be effective for the Company in 1996. This standard requires that stock-based compensation either continue to be determined under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," or in accordance with the provisions of SFAS No. 123 whereby compensation expense is recognized based on the fair value of stock-based awards on the grant date.
The Company currently expects to continue to account for such awards under the provisions of APB No. 25. Although SFAS No. 123 will require additional disclosures beginning in 1996, management believes the impact of SFAS No. 123 will not be material to the Company's financial statements.

RECLASSIFICATION
Certain prior year amounts have been reclassified to conform to the 1995 presentation.


NOTE 3 - RIGHTS AND STOCK OFFERING
In the first quarter of 1995, the Company completed a rights offering of 1,482,435 units for $7 per unit; each unit consisted of two Common Shares and one warrant entitling the holder to purchase one additional Common Share for $4. The rights offering generated net proceeds of $9.3 million.
The proceeds from the rights offering were used to reduce debt and to increase working capital. Offering costs of $175, included as a prepaid asset at December 25, 1994, reduced Paid-in capital upon completion of the offering. In conjunction with the rights offering, 2,964,870 shares of Treasury stock were reissued. Paid-in capital was reduced by the excess cost of Treasury stock over the net proceeds of the rights offering.

In the third quarter of 1995, the Company completed a stock offering of 4,600,000 Common shares, of which 1,150,000 shares were sold by the Company and 3,450,000 were sold by a selling shareholder. The 1,150,000 shares sold by the Company generated net proceeds of $19.1 million which were used to pay amounts outstanding under the existing revolving credit line and to fund working capital. Paid-in Capital was reduced by offering costs of $1,580.


NOTE 4 - SIGNIFICANT CUSTOMERS
The following table summarizes net sales for all customers who accounted for more that 10% of the Company's net sales for 1995, 1994 or 1993. No other customer accounted for 10% or more of the Company's net sales.

================================================================================
Customer Name                       December 31,    December 25,    December 26,
                                            1995            1994            1993
================================================================================
Lucent Technologies (formerly AT&T)       14,389           4,029               0
Cobra Electronics Corporation              5,494           2,547           7,426
Home Shopping Network                      6,564           9,193           4,739
================================================================================


NOTE 5 - INVENTORIES
Inventories consisted of:

================================================================================
                                                    December 31,    December 25,
                                                            1995            1994
================================================================================
Materials and supplies                                    $8,363          $6,314
Work in process                                            3,906           1,933
Finished goods                                            17,425           2,516
Inventory valuation reserve                               (4,324)         (1,604)
                                                         -----------------------
                                                         $25,370          $9,159
================================================================================

In the fourth quarter of 1995, the Company recorded a lower of cost or market reserve of $3,000 related to modems and cordless telephones.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of:

================================================================================
                                                    December 31,    December 25,
                                                            1995            1994
================================================================================
Land and improvements                                       $875            $829
Building and improvements                                 12,094          12,030
Manufacturing, test and engineering equipment             21,055          17,455
Office and computer equipment                              5,983           6,071
Transportation equipment                                      57              57
                                                         -----------------------
                                                          40,064          36,442
Accumulated depreciation                                 (25,415)        (21,899)
                                                         -----------------------
                                                         $14,649         $14,543
================================================================================


NOTE 7 - LEASE OBLIGATIONS
The Company has entered into leasing arrangements for certain manufacturing equipment under capital leases. The Company has the option to purchase certain leased equipment for $1,488 upon expiration of the leases. The cost and accumulated depreciation under capital leases included in property, plant, and equipment are as follows:

================================================================================
                                                    December 31,    December 25,
                                                            1995            1994
================================================================================
Manufacturing, test and engineering equipment             $4,065          $3,548
Accumulated depreciation                                  (2,221)         (1,063)
                                                          ----------------------
                                                          $1,844          $2,485
================================================================================

Future minimum lease payments under capital leases and the net present value of the minimum lease payments as of December 31, 1995 are as follows:

================================================================================
   1996                                                                   $1,208
   1997                                                                      715
   1998                                                                      112
   1999                                                                        0
   2000 and beyond                                                             0
                                                                          ------
Total minimum lease payments                                               2,035
Amount representing interest                                                (207)
                                                                          ------
Net present value of minimum lease payments                                1,828
Less current maturities                                                   (1,075)
                                                                          ------
Long-term maturities                                                        $753
================================================================================

NOTE 8 - INCOME TAXES
Income taxes related to continuing operations were as follows for the years:

================================================================================
                                                      1995       1994       1993
================================================================================
Provision for income taxes (benefit):
     Current federal                               $(4,878)   $(2,481)     $(416)
     Deferred federal                                3,440      2,481        416
                                                   -----------------------------
                                                   $(1,438)         0          0
================================================================================

Deferred income taxes are provided for those items for which the income tax bases and the carrying amount of the assets and liabilities differ. The sources of these differences and the tax effects of each are as follows:

================================================================================
                                                      1995       1994       1993
================================================================================
Deferred income tax components:
     Change in valuation allowance                  $4,904     $3,546       $157
     Inventories                                      (859)      (399)        31
     Plant and equipment                              (193)      (123)      (116)
     Accounts receivable                              (163)       (14)         5
     Investment in CDI                                   0          0        680
     Marketable equity securities                        0          0       (382)
     Other                                            (249)      (529)        41
                                                    ----------------------------
Income tax expense (benefit)                        $3,440     $2,481       $416
================================================================================


Reconciliations between the statutory and effective income tax rates are as follows:

================================================================================
                                                      1995       1994       1993
================================================================================
Statutory U.S. federal income tax rate              (34.0)%    (34.0)%    (34.0)%
Release of tax reserve                               (9.9)       0.0        0.0
Change in valuation allowance                        33.9       31.0       12.2
Goodwill and other intangible amortization            2.1        3.0       21.8
Other                                                (2.0)       0.0        0.0
                                                    ----------------------------
     Effective income tax rate                       (9.9)%     (0.0)%     (0.0)%
================================================================================

The components of deferred income tax assets and liabilities at December 31, 1995 and December 25, 1994 are as follows:

================================================================================
                                                    December 31,    December 25,
                                                            1995            1994
================================================================================
Deferred tax assets:
  Current
     Inventories                                          $1,586            $727
     Unearned revenue                                        352             397
     Accrued warranty                                        205             131
     Allowance for bad debts                                 178              15
     Accrued vacation                                        151             142
     Sales returns                                            94             114
     Other                                                    50              42
                                                         -----------------------
                                                           2,616           1,568
  Noncurrent
     NOL carry forward                                     9,833           6,113
     Alternative minimum tax credit                          117             117
     Other                                                    20              76
                                                         -----------------------
                                                           9,970           6,306

Deferred tax assets valuation allowance                  (12,022)         (7,118)
                                                         -----------------------
Deferred tax assets net of valuation allowance               564             756

Deferred tax liabilities:
  Noncurrent
     Plant and equipment                                    (564)           (756)
                                                         -----------------------
Net deferred tax assets                                        0               0
================================================================================

As required by SFAS No. 109, the Company has recorded a valuation allowance to the extent that deferred tax assets exceed deferred tax liabilities as it is not considered more likely than not that the assets will be realized.

At December 31, 1995, the Company had net operating loss (NOL) carry forwards for federal income tax purposes of approximately $28,921, which expire beginning in 2006. In 1991, the Company generated an alternative minimum tax
(AMT) credit of $117. This amount is allowable as a credit against the excess of regular tax over AMT in future years. Under current federal tax laws, this credit may be carried forward indefinitely.

In March 1995, as a result of the closure of the Company's 1991 Federal tax return, the Company released certain tax reserves to income. The adjustment increased net income for the first quarter of 1995 by $1.4 million.

NOTE 9 - NOTES  PAYABLE
At December 31, 1995, the Company had borrowed $6,934 (term loan balance of $2,450 and $4,484 on the revolving credit facility) against its credit facility due June 30, 1996. The $7,500 credit facility consisted of (i) the term loan,
(ii) a $5,000 revolving credit facility and (iii) a standby letter of credit facility not to exceed $1,000; however, the sum of the outstanding principal balance of the revolving credit and the aggregate amount of the Company's outstanding letters of credit shall not exceed $5,000 at any time. At December 31, 1995, the term loan and revolving credit facility interest rates were 10 3/4% and 10 1/2%, respectively. The credit facility is secured by first and exclusive liens on all accounts receivable, inventory, machinery, equipment, other personal property, real estate and intangibles owned by the Company.

At December 25, 1994, the financing agreement with the Bank included (i) a revolving line of credit for general working capital and standby letters of credit maturing on June 30, 1996 in the amount of up to $6,000 based upon a receivables and inventory formula, bearing interest at the Bank's prime rate plus 3/4% per annum or 9 3/4%; and (ii) a term loan from the Bank in the amount of up to $4,000 initially due December 25, 1994, bearing interest at the Bank's prime rate plus 1% per annum or 10%. At December 25, 1994, the Company had borrowed $8.0 million (term loan balance of $3,000 and revolving credit facility balance of $5,019).

The credit facility requires compliance with certain affirmative and negative covenants including, without limitation, a prohibition of payment of dividends for the term of the credit facility without the prior consent of the Bank, covenants regarding the Company's financial condition and achievement of profitability levels.

As a result of violations of covenants in the borrowing agreement in the third and fourth fiscal quarters of 1995, the Bank decreased the revolving credit facility limit and increased the interest rates applicable to both the revolving credit facility and the term loan. These covenants require positive accounting income in the third and fourth quarters of 1995 and the maintenance of a certain cash flow coverage ratio.

The Bank waived the Company's violation for the third quarter; however, on January 2, 1996, the Bank declared the Company in default due to the loss incurred in the fourth quarter and violation of the cash flow coverage ratio covenant. As a result of these defaults, the Bank can accelerate the indebtedness owed by the Company.

Effective February 1, 1996, the term loan and revolving credit facility interest rates were increased to prime plus 5 1/4% and prime plus 5%, respectively, from prime plus 2 1/4% and prime plus 2%, respectively, established on October 31, 1995. Effective March 31, 1996, the revolving credit facility was reduced to $2,500.

The Company is presently seeking to refinance its existing bank debt to obtain, in particular, a higher credit limit, a longer term, less restrictive covenants and lower interest rates and costs. Although there can be no assurances that the new financing can be obtained, in March 1996, the Company received proposals from three financial institutions at interest rates below those currently being charged by the Bank and for amounts exceeding twice the current
facility. The   Company selected The CIT Group/Credit Finance, Inc. (CIT) to proceed with their due diligence review and believes that it will be able to complete negotiations with CIT, or an alternative comparable lender, and receive funding in the next 30-60 days. Funding is subject to successful completion of the due diligence process and execution of a definitive
Borrowing Agreement.

The credit facility is not expected to be subject to financial covenants. Proceeds from the new credit facility will be used to pay off the existing credit facility with the Bank and will be used going forward to fund working capital requirements, including the reduction of accounts payable. The agreement will be secured by substantially all of the Company's assets.

NOTE 10 - CAPITAL SHARES
STOCK OPTIONS
The Company's 1991 Stock Option Plan (Plan) has reserved 2,000,000 shares for issuance pursuant to incentive or non-qualified stock options to be granted at a price equal to or greater than the market value at the date of grant. These options become exercisable ratably over a four year period beginning six months and one day from the date of grant and expire ten years after the date of grant. The following is a summary of option activity under the Plan:

====================================================================================
                                                    December 31,        December 25,
                                                            1995                1994
====================================================================================
Options outstanding at the beginning of year             953,625             931,625
Options granted                                          483,000             304,000
Options exercised                                        145,825             109,625
Options canceled                                         256,750             172,375
                                                       -----------------------------
Options outstanding at end of year                     1,034,050             953,625
                                                       -----------------------------

Options exercisable at end of year                       511,425             319,375

Common shares available for options to be granted
  at end of year                                         547,000             773,250

Option price range for options granted            $4.50 - $9.625    $4.125 - $11.625

Option price range for options exercised          $2.00 - $7.875       $2.00 - $3.00

Option price range for options exercisable
  at end of year                                 $2.00 - $11.625       $2.00 - $7.50
====================================================================================

In April 1991, the Company also granted options to purchase 500,000 shares to the Scotcrest Group, Inc. (Scotcrest) in conjunction with a contract with Scotcrest to provide the services of Jacques A. Robinson, President and Chief Executive Officer of the Company. These options were granted at a price of $1.25 per share (market value at date of grant) and are exercisable at any time. In addition, on May 15, 1995, the Company granted options to purchase 150,000 shares to the Scotcrest Group, Inc. in conjunction with the contract renewal with Scotcrest. These options were granted at a price of $12.25 per share (market value at date of grant) and are exercisable ratably over a four year period. These options expire ten years from the date of grant. None of these options were exercised or cancelled during 1995, 1994 or 1993.

In May 1992, the Company established the 1992 Stock Option Plan for Non-Employee Directors. Under this plan, an option to purchase 5,000 common shares shall be granted to each non-employee director on the date of the Company's annual meeting of shareholders at or above the fair market value of the stock. These options become exercisable six months from the date of issuance and expire ten years after the date of grant. The Company has reserved for issuance upon the exercise of options granted under this plan 150,000 common shares. During 1995, 20,000 options to purchase common shares were issued to the Company's four non-employee directors at a price of $17.125. During 1994, 20,000 options to purchase common shares were issued to the Company's four non-employee directors at a price of $8.375. During 1993, 15,000 options to purchase common shares were issued to the Company's three non-employee directors at a price of $4.375.

DIRECTORS' STOCK COMPENSATION
In July 1991, the Company established a Directors' Restricted Share Plan. This plan provides that each director shall receive seventy percent of his total annual compensation in the form of stock, restricted as to disposition for six months. The stock will be granted at a price equal to the average market price for the prior twelve months. This plan has a term of ten years and provides that the aggregate number of shares of common stock which may be awarded may not exceed 500,000 shares. Shares issued and related expense recorded under the plan were 8,421 and $72 during 1995, 5,769 and $47 during 1994, 15,186 and $47 during 1993.

EXECUTIVE STOCK COMPENSATION
During 1993, Jacques A. Robinson and James L. Jaeger, Chairman of the Board, agreed to receive certain compensation in the form of the Company's stock in lieu of cash payments. Total treasury shares issued were 30,992 for Mr. Robinson and 11,005 for Mr. Jaeger with market values of $78 and $27, respectively.

WARRANTS
In the first quarter of 1995 and in conjunction with the rights offering, the Company issued 1,482,435 warrants entitling the holder to purchase one Common Share of the Company's stock for $4.00. During 1995, 408,822 warrants were exercised. At December 31, 1995, the Company had warrants outstanding of 1,073,613 that expire December 31, 1998.


NOTE 11 - EMPLOYEE BENEFIT PLANS
The Company has a defined contribution retirement savings plan and a defined contribution profit sharing plan covering substantially all of its employees. The Company generally contributes to the retirement savings plan on behalf of each participant based upon the employee's contributions to the plan. The Company may change its contributions at its discretion. The Company generally contributes 5% of eligible compensation earned by participants to the profit sharing plan. The costs of employee benefit plans are charged to expense and funded throughout the year. Total costs for these plans were $836 in 1995, $769 in 1994, and $881 in 1993.


NOTE 12 - RELATED PARTY TRANSACTIONS
Until June 21, 1993, the President and Chief Executive Officer of the Company was a director of BI Incorporated ("BI"), an OEM customer of the Company. Net revenues generated from the sale of products to BI amounted to $420, $3,567 and $2,596 for the years ended December 31, 1995, December 25, 1994 and December 26, 1993, respectively. The Company had outstanding accounts receivable from BI of $42, $497 and $390 at December 31, 1995, December 25, 1994 and December 26, 1993, respectively. Subsequent to December 25, 1994, the Company and BI terminated their manufacturing agreement.

The Company owned approximately 6% of the stock of Cellular Data Inc. ("CDI"). CDI was a development stage company formed to develop and market a technology to transmit data over cellular telephone networks without using or interfering with the radio spectrum allocated for voice transmission on those networks. In accordance with an agreement with CDI, the Company provided engineering services of $0, $0 and $374 to CDI in 1995, 1994 and 1993, respectively. These costs are included in research and development expenses.

NOTE 13 - OTHER INCOME, NET
Other income, net consists of the following:

================================================================================
For the Year Ended:               December 31,     December 25,     December 26,
                                          1995             1994             1993
================================================================================
Gain on disposition of fixed assets         $2              658              738
Interest and dividend income               150                7              189
Other income/(expense)                    (145)            (163)             (41)
                                          --------------------------------------
                                            $7             $502             $886
================================================================================


NOTE 14 - CONTINGENCIES
Four shareholder lawsuits were filed against the Company in October and November 1995. On January 9, 1996, these lawsuits were consolidated, and, on February 23, 1996, the plaintiffs filed an Amended Complaint asserting claims, allegedly on behalf of all purchasers of the Company's common shares on the open market between July 12, 1995 and October 13, 1995, and who suffered damages, and on behalf of all persons who purchased the Company's common shares from the defendants pursuant or traceable to an August 24, 1995 public offering of 4,600,000 common shares between August 24, 1995 and October 13, 1995, and who suffered damage as a result. Plaintiffs purport to assert claims against the Company and other defendants for violations of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and for violations of the common law of negligent misrepresentation and fraud. The Company is presently evaluating the allegations contained in this lawsuit and intends to vigorously defend itself. The failure to achieve a favorable resolution of this lawsuit could materially adversely affect the Company's business and financial condition, including working capital, and results of operations. No accrual for loss has been recorded as the Company is unable to estimate the range of loss, if any. However, based on damages sought, management believes that the potential loss could be material and adversely impact the Company's results of operations or financial condition.

Pursuant to certain contractual obligations, the Company has agreed to indemnify its directors and officers under certain circumstances against claims arising from the lawsuit. The Company may be obligated to indemnify certain of its directors and officers for the costs they may incur as a result of the lawsuit. In addition, pursuant to certain contractual obligations, the Company may be obligated to indemnify the underwriter defendants against claims and expenses arising from the above litigation.

The Company is involved in other legal proceedings arising from the normal course of business, none of which, in management's opinion, is expected to have a material adverse impact on the Company's results of operations or financial condition.

COMMON STOCK INFORMATION (Unaudited)
The Common Shares and Warrants of Cincinnati Microwave, Inc. are traded on the NASDAQ National Market System under the symbol CNMW and CNMWW, respectively. The following table sets forth for the periods indicated the high and low sales prices for the Common Shares and the Warrants as reported on the NASDAQ National Market:

================================================================================
COMMON SHARES                                                    LOW        HIGH
================================================================================
1994
First quarter                                                 $7.250     $12.000
Second quarter                                                 6.500      12.000
Third quarter                                                  5.875      10.125
Fourth quarter                                                 2.125       6.500


1995
First quarter                                                 $3.500     $11.250
Second quarter                                                 8.375      12.125
Third quarter                                                 13.625      21.125
Fourth quarter                                                 4.000      14.750
================================================================================

================================================================================
Warrants                                                         Low        High
================================================================================
1994
Fourth quarter                                                $0.625      $2.750


1995
First quarter                                                 $1.250      $7.250
Second quarter                                                 4.625      12.750
Third quarter                                                 10.125      17.125
Fourth quarter                                                 1.750      11.000
================================================================================

On December 31, 1995, the last reported sales price on the NASDAQ National Market for the Common Shares was $4.50 per share and for the Warrants was $1.75 per Warrant. As of December 31, 1995, there were approximately 1,086 holders of record of the Common Shares and 63 holders of record of the Warrants.

DIVIDEND POLICY
Historically, the Company has not paid any cash or other dividends. The Company does not expect to pay dividends in the foreseeable future, but currently intends to retain any earnings to finance operations and future growth. Furthermore, the credit facility between the Company and its bank prohibits the payment of dividends.

                          CINCINNATI MICROWAVE, INC.
                                 SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNT
    YEARS ENDED DECEMBER 31, 1995, DECEMBER 25, 1994 AND DECEMBER 26, 1993

=============================================================================================================
                                        Balance at   Charged to      Charged to    Deductions     Balance at
Description                              beginning    cost and         other          (1)         end of year
                                          of year     expenses        accounts
=============================================================================================================
Year ended December 31, 1995
  Allowance for doubtful accounts             $ 43        $ 495                         $ (15)         $ (523)
  (deducted from accounts receivable)         ====        =====                         =====          ======
- -------------------------------------------------------------------------------------------------------------
Year ended December 25, 1994
  Allowance for doubtful accounts              $ 2         $ 62                         $ (21)          $ (43)
  (deducted from accounts receivable)          ===         ====                         =====           =====
- -------------------------------------------------------------------------------------------------------------
Year ended December 26, 1993
  Allowance for doubtful accounts             $ 18        $ 459                        $ (475)            $ 2
  (deducted from accounts receivable)         ====        =====                        ======             ===
=============================================================================================================

(1) Accounts deemed to be uncollectible.