Form 10-Q
period 1996-03-31
CINCINNATI MICROWAVE INC
filed 1996-05-15
CIK 729583

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
		     Washington D.C.  20549



[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996

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

The only class of the registrant's common stock is its common shares, without par value. As of April 28, 1996, there were 15,743,547 common shares outstanding and 1,073,613 warrants outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CINCINNATI MICROWAVE, INC.
BALANCE SHEET
(Amounts in thousands except share data)

								 Mar. 31,         Dec. 31,
									     1996             1995
								  (Unaudited)
ASSETS
Cash and cash equivalents              $    11          $    11
Accounts receivable, net                10,897           10,923
Inventories, net                        19,219           25,370
Other current assets                     1,160              779
                         							       -------          -------
   TOTAL CURRENT ASSETS                $31,287          $37,083

Restricted cash                            929              429
Property, plant and equipment, net      13,620           14,649
Intangibles and other assets, net        1,830            2,035
                          						       -------          -------
   TOTAL ASSETS                        $47,666          $54,196
                         							       =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                       $13,257          $15,729
Current portion of long-term debt        4,974            6,934
Accrued taxes                               38               81
Unearned revenue                           600              684
Current lease obligations                1,066            1,075
Other                                    4,857            4,212
                         							       -------          -------
   TOTAL CURRENT LIABILITIES           $24,792          $28,715

Unearned revenue - noncurrent              290              350
Lease obligations                          508              753
Common shares, without par value
  ($.20 stated value); 20,000,000 shares
  authorized; 18,203,120 shares
  issued in 1996 and 1995                3,641            3,641
Paid-in capital                         23,694           24,182
Retained earnings                       11,256           13,887
Treasury stock at cost 2,459,573
  shares-1996; 2,582,326 shares-1995   (16,515)         (17,332)
                           					       -------          -------
   TOTAL SHAREHOLDERS' EQUITY           22,076           24,378
   TOTAL LIABILITIES AND               -------          -------
     SHAREHOLDERS' EQUITY              $47,666          $54,196
                            								   =======          =======

The accompanying notes are an integral part of these financial statements.

CINCINNATI MICROWAVE, INC.
STATEMENT OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

                     																			  Three months ended
                           							   Mar. 31, 1996  Apr. 2, 1995
Net sales                                $20,553       $13,648
Cost of sales                             16,630         9,557
                                								 -------       -------
Gross profit                               3,923         4,091
Operating expenses:
 Research and development                  1,580         1,832
 Selling expenses                          3,170         2,823
 Administrative expenses                   1,579         1,140
                               									 -------       -------
                               									   6,329         5,795

Operating loss                            (2,406)       (1,704)

Interest expense                            (208)         (276)
Other expense, net                           (18)          (40)
                               									 -------       -------
Loss before income taxes                  (2,631)       (2,020)

Income tax benefit                             0        (1,438)
                             								    -------       -------
Net loss                                 ($2,631)        ($582)

Loss per share                            ($0.17)        (0.04)

Weighted average shares outstanding       15,695        13,868

The accompanying notes are an integral part of these financial statements.

CINCINNATI MICROWAVE, INC.
STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
                           				   					     Three months ended
                               									    Mar. 31,      Apr. 2,
                               									       1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $(2,631)      $ (582)
Adjustments to reconcile net loss to net
 cash provided by (used in) operations:
   Depreciation                                1,135        1,012
   Amortization                                  205          205
   Gain on disposition of property,
    plant & equipment                              0           (1)
Changes in operating assets and liabilities:
   Accounts receivable                            26          481
   Inventories                                 6,151       (3,322)
   Other current assets                         (381)         163
   Accounts payable                           (2,472)      (5,109)
   Accrued taxes                                 (43)      (1,435)
   Unearned revenue                             (144)         (23)
   Other current liabilities                     645         (828)
   Other noncurrent operating assets
    and liabilities                               (3)          (8)
                                 								    -------      -------
Total adjustments/changes                      5,119       (8,865)
                                 								    -------      -------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                        2,488       (9,447)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment   (103)        (300)
Proceeds from sale of property,
   plant & equipment                              0            1
Increase in restricted cash                    (500)        (495)
                               									    -------      -------
NET CASH USED IN INVESTING ACTIVITIES          (603)        (794)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                     191        9,228
Payments on notes payable                    (2,151)      (7,825)
Payment of  lease obligations                  (254)        (279)
Issuance of treasury stock                      329          136
Stock offering                                    0        9,287
                               									    -------      -------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                       (1,885)      10,547


NET INCREASE IN CASH AND INVESTMENTS        $     0      $   306

CASH AT BEGINNING OF PERIOD                      11           40
                                 							    -------      -------
CASH AT END OF PERIOD                       $    11      $   346
                               									    =======      =======

The accompanying notes are an integral part of these financial statements.

CINCINNATI MICROWAVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)


Note 1 - Summary of Significant Accounting Policies
The Company's fiscal year is comprised of 52 or 53 weeks, ending on the last Sunday in the calendar year. The fiscal quarter ended
March 31, 1996, included 13 weeks and the quarter ended April 2, 1995, included 14 weeks.

The accompanying unaudited condensed financial statements of Cincinnati Microwave, Inc. (the "Company") have been prepared in accordance with
Article 10-01 of Regulation S-X of the Securities and Exchange Commission and do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, the results of operations for the three months ended March 31, 1996 and April 2, 1995 and the cash flows for the three months ended March 31, 1996 and April 2, 1995. For further information regarding the accounting policies of the Company, refer to the Financial Statements and Notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2 - Inventories
Inventories consist of the following (amounts in thousands):

                               									    Mar. 31,    Dec. 31,
                                   					       1996        1995
Materials and supplies                        7,802       8,363
Work in process                               2,311       3,906
Finished goods                               14,394      17,425
Inventory valuation reserve                  (5,288)     (4,324)
                               									    -------     -------
                               									    $19,219     $25,370

Note 3 - Notes Payable
At the end of the first quarter of 1996, the Company had borrowed $5.0 million (term loan balance of $2.3 million and $2.7 million on the revolving credit facility) against its credit facility due June30, 1996. The credit facility is secured by a first lien on the Company's inventory, receivables, equipment and a mortgage on the real estate of the Company.

At December 31, 1996, the Company was in violation of certain covenants of the Borrowing Agreement triggered by the net loss incurred for the fourth quarter and total year 1995, which resulted in financial statement ratios falling below the requirements of the Borrowing Agreement. The Company remained current on all required payments to the lender throughout 1995 and has remained current in 1996. The lending institution waived similar violations for the third quarter of 1995; however, as a result of the anticipated net loss for the fourth quarter and therefore for the full year 1995, the Bank notified the Company on January 2, 1996 of a default on the covenants and further reduced the revolving credit facility to $3.0 million.

On February 28, 1996, the Bank notified the Company that it had elected to further reduce the revolving credit facility to $2.5 million effective
March 31, 1996 and retroactive from February 1, 1996, increased the interest rate charged to the default rate of interest, as stipulated in the Borrowing Agreement, to prime plus 5.0% from prime plus 2% for the revolving credit facility and to prime plus 5.25% from prime plus 2 1/4% on the term loan.

Since year end, the Bank has elected to continue to make advances to the Company under the reduced credit facility, notwithstanding the "Event of Default" under the Borrowing Agreement. The reductions in the revolving credit facility, however, caused the Company to have less cash than previously anticipated and heightened the Companys need to manage cash balances very carefully, particularly in light of the higher than normal inventory levels and slowdown in year-end sales. There can be no assurances that the Banks election will continue because the Bank has not waived the default and has reserved all of its rights and remedies under the Borrowing Agreement, related loan documents and applicable law which include, but are not limited to, demanding immediate payment of all outstanding balances owed to the Bank. The Company continues to work with the Bank and has informed the Bank of its efforts and progress in pursuing an alternative financing institution to replace the Bank.

The Company is presently seeking to refinance its existing bank debt to obtain, in particular, a higher credit limit, a longer term, less restrictive covenants and lower interest rates and costs. Although there can be no assurances that the new financing can be obtained, in March 1996, the Company received proposals from three financial institutions at interest rates below those currently being charged by the Bank and for amounts exceeding the current facility. Negotiations with potential lenders are continuing and the Company believes that it will be able to complete negotiations and receive funding in the next 30-60 days. Funding is subject to successful completion of the due diligence process and execution of a definitive Loan Agreement.

Proceeds from the new credit facility would be used to pay off the existing credit facility with the Bank and would be used going forward to fund working capital requirements, including the reduction of accounts payable. Any agreement would be secured by substantially all of the Companys assets.

Note 4 - Litigation
Four shareholder lawsuits were filed against the Company in October and November 1995. On January 9, 1996, these lawsuits were consolidated, and, on February 23, 1996, the plaintiffs filed an Amended Complaint asserting claims, allegedly on behalf of all purchasers of the Company's common shares on the open market between July 12, 1995 and October 13, 1995, and who suffered damages, and on behalf of all persons who purchased the Company's common shares from the defendants pursuant or traceable to an August 24, 1995 public offering of 4,600,000 common shares between August 24, 1995 and October 13, 1995, and who suffered damage as a result. Plaintiffs purport to assert claims against the Company and other defendants for violations of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and for violations of the common law of negligent mis-representation and fraud. The Company is presently evaluating the allegations contained in this lawsuit and intends to vigorously defend itself. The failure to achieve a favorable resolution of this lawsuit could materially adversely affect the Company's business and financial condition, including working capital, and results of operations. No accrual for loss has been recorded as the Company is unable to estimate the range of loss, if any. However, based on damages sought, management believes that the potential loss could be material and adversely impact the Companys results of operations or financial condition.

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

The Company is involved in other legal proceedings arising from the normal course of business, none of which, in managements opinion, is expected to have a material adverse impact on the Companys results of operations or financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
	       OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

INTRODUCTION
Cincinnati Microwave designs, manufactures and markets ultrahigh frequency and microwave wireless communications products. The Companys product lines includes radar warning devices, digital spread spectrum cordless telephones and wireless data modems for use on the Cellular Digital Packet Data (CDPD) network. The Company's products combine its experience in ultrahigh frequency and microwave wireless technology, including digital signal processing, with its high volume manufacturing capabilities.

The Company markets its products both under the ESCORT brand name through direct advertising and as an Original Equipment Manufacturer (OEM) supplier. The Company's strategy for entering new markets is to align with companies that have established sales leadership and market positions. This strategy is designed to provide broader access to the end user. The Company produces digital spread spectrum telephones for several leading marketers of consumer telephones.

The following is a discussion and analysis of the financial condition and results of operation of Cincinnati Microwave. The discussion and analysis should be read in connection with the financial statements and the related notes thereto of Cincinnati Microwave as of March 31, 1996 and April 2, 1995 (the "Financial Statements").

RESULTS OF OPERATIONS
The following table sets forth certain operational data of the Company expressed as a percentage of net sales for the periods indicated:

                                									 For The Quarter Ended:
                          							       Mar. 31, 1996   Apr. 2, 1995
Net sales                                   100.0%        100.0%
Cost of sales                                80.9          70.0
                                								    -----         -----
Gross Profit                                 19.1          30.0

Research & development                        7.7          13.4
Selling                                      15.4          20.7
Administrative                                7.7           8.4
		                                 					    -----         -----
Total operating expenses                     30.8          42.5

Operating loss                              (11.7)%       (12.5)%



The following table shows net sales by product line for the Company, for the periods indicated (in thousands and as a percentage of total net sales):

                        							     Q1 1996          Q1 1995
Product Line                        $$     %         $$     %
Radar Detector                   $11,708  56.9    $10,311  75.6
Cordless Telephones                8,644  42.1      2,790  20.4
Other                                201   1.0        547   4.0
                         							 -------          -------
Total                            $20,553          $13,648

THIRTEEN WEEK FIRST QUARTER OF 1996 AS COMPARED WITH FOURTEEN WEEK FIRST QUARTER OF 1995

Net Sales
In the traditionally weakest period for consumer electronic product sales, the Companys net sales were up 51% over the comparable prior period.
Sales of the Companys products to OEMs and resellers rose to 71% of net sales from 46% in the first quarter of 1995, reflecting the continued, planned shift in the business to reduce dependence on direct retail sales.

For the quarter, net sales for the Companys radar detectors rose 14% on a 17% rise in unit volume over the first quarter of 1995, reflecting continued strong market acceptance of the Companys products and the growth of the OEM and reseller channels. The 3% decline in the average unit price reflected the growing significance of major customers, who generally receive volume discounts.

Net sales for the Companys cordless telephones with SureLinkTM technology rose 210% in the first quarter compared with 1995. Unit volume jumped 251%, partially offsetting the 12% decline in the average unit price due to the significantly greater percentage of OEM/reseller sales and the Companys strategy to reduce the selling prices of its cordless telephones to enhance market penetration. In addition, the Company fulfilled orders in the first quarter of 1996 which were delayed due to purchasing or manufacturing problems or postponed by customers during the fourth quarter of 1995, contributing to the strong volume increase.

Other sales for the quarter were down versus 1995 due to the discontinuation of contract sales to BI, Inc. of the Companys home arrest product line in the first quarter of 1995. Cellular digital packet data (CDPD) modem sales were insignificant in both years.

Gross Margin
The Companys gross profit margin was 19% in 1996 versus 30% in the first quarter of 1995, reflecting a rise in cost of goods sold and the adverse impact of the continued, planned shift in the sales mix from higher margin direct retail business to OEM and reseller business.

During the fourth quarter 1995 review of the Companys inventory and purchasing functions, it was determined that the Company was overpaying for components and frequently ordering quantities in excess of the sales
plan, which contributed to the 1995 rise in cost of goods sold.   As a
result of this review, the Company appointed a new manager of purchasing to oversee a complete restructuring of the department and increased the fourth quarter provision for excess and obsolete inventory. In addition to its efforts to improve its purchasing function and inventory management, in the first quarter of 1996, the Company restructured manufacturing, including a reconfiguration of the factory to streamline the production process and reduce manufacturing cycle times. Manufacturing staffing levels have been reduced approximately 45% since year-end 1995 while factory yield performance has shown continuous improvement.

Operating Expenses
Although operating expenses for the first quarter of 1996 decreased to 31% of net sales from 43% in the comparable prior period, the total increased by $534,000 (9%) due to a $439,000 (39%) increase in administrative expense and a $347,000 (12%) increase in selling expenses offset by a $252,000 (14%) decline in research and development expense. The 14% decrease in research and development expense reflected the lower development requirements for the radar detector, cordless telephone and CDPD modem models introduced in 1995, which permitted staff reductions.

Selling expenses were up 12% for the quarter due to increased advertising expenditures. The Company increased its level of normal advertising and direct mail efforts to stimulate Escort sales.

Administrative expenses for the first quarter of 1996 were up predominantly because of a rise in legal and professional expenses and fees for consultants. The Company has reduced the salaried employee staffing levels by approximately 15% since December 1, 1995.

Net interest expense for the quarter declined to $225,000 from $316,000 because of lower average outstanding balances on the Companys revolving credit facility, partially offset by increased interest rates. In the 1995 first quarter, the Company recorded a nonoperating gain of $1.4 million reflecting the release of certain tax reserves to income as a result of the closure of the Companys 1991 Federal tax return.

LIQUIDITY AND CAPITAL RESOURCES
During the first quarter of 1996, the Company generated cash from operating activities of $2.5 million as compared to the utilization of cash of $9.4 million in the prior year period. The primary source of cash from operations was the $6.1 million decrease in inventory. This decrease included a $3.1 million decrease in raw materials and work in process and a $3.0 million decrease in finished goods inventory. Reflecting the emphasis being placed on improving the purchasing function, raw material and work in process inventory has been further reduced since the end of the first quarter by $1.3 million to $8.8 million at May 12, 1996. The $17.4 million in finished goods inventory at year-end has been reduced to $14.5 million at May 12, 1996.

During the first quarter of 1996, the Company utilized $103,000 of cash flow for capital expenditures for additional production equipment.

At the end of the first quarter of 1996, the Company had borrowed $5.0 million (term loan balance of $2.3 million and $2.7 million on the revolving credit facility) against its credit facility due June30, 1996.

At year-end, the Company was in violation of certain covenants of the Borrowing Agreement triggered by the net loss incurred for the fourth quarter and total year 1995, which resulted in financial statement ratios falling below the requirements of the Borrowing Agreement. The Company remained current on all required payments to the lender throughout 1995 and has remained current in 1996. The lending institution waived similar violations for the third quarter of 1995; however, as a result of the anticipated net loss for the fourth quarter and therefore for the full year 1995, the Bank notified the Company on January 2, 1996 of a default on the covenants and further reduced the revolving credit facility to $3.0 million.

On February 28, 1996, the Bank notified the Company that it had elected to further reduce the revolving credit facility to $2.5 million effective March 31, 1996, and retroactive from February 1, 1996, increased the interest rate charged to the default rate of interest, as stipulated in the Borrowing Agreement, retroactively from February 1, 1996 to prime plus 5.0% from prime plus 2% for the revolving credit facility and to prime plus 5.25% from prime plus 2 1/4% on the term loan.

Since year end, the Bank has elected to continue to make advances to the Company under the reduced credit facility, notwithstanding the "Event of Default" under the Borrowing Agreement. The reductions in the revolving credit facility, however, caused the Company to have less cash than previously anticipated and heightened the Companys need to manage cash balances very carefully, particularly in light of the higher than normal inventory levels and slowdown in year-end sales. There can be no assurances that the Banks election will continue because the Bank has not waived the default and has reserved all of its rights and remedies under the Borrowing Agreement, related loan documents and applicable law which include, but are not limited to, demanding immediate payment of all outstanding balances owed to the Bank. The Company continues to work with the Bank and has informed the Bank of its efforts and progress in pursuing an alternative financing institution to replace the Bank.

Despite the reduced credit facility, accounts payable at the end of the first quarter had been reduced to $13.3 million vs. $15.7 million at year-end 1995. The Company is currently in communication with its key suppliers and vendors to maintain good relationships as it seeks additional financing and uses cash flow to make payments on the accounts payable balances. Since the end of the quarter, the accounts payable balance has been reduced to $10.6 million at May 12, 1996. At present, the Company estimates that suppliers and creditors can be brought closer to normal payment terms, although there can be no assurance that such objectives will be accomplished. Although the Company's suppliers and creditors have generally been very supportive, the Company is currently purchasing approximately 30% of its material requirements on a cash basis, which has periodically created scheduling and downtime problems.

The Company is presently seeking to refinance its existing bank debt to obtain, in particular, a higher credit limit, a longer term, less restrictive covenants and lower interest rates and costs. Although there can be no assurances that the new financing can be obtained, in March 1996, the Company received proposals from three financial institutions at interest rates below those currently being charged by the Bank and for amounts exceeding the current facility. Negotiations with potential lenders are continuing and the Company believes that it will be able to complete negotiations and receive funding in the next 30-60 days. Funding is subject to successful completion of the due diligence process and execution of a definitive Loan Agreement.

Proceeds from the new credit facility would be used to pay off the existing credit facility with the Bank and would be used going forward to fund working capital requirements, including the reduction of accounts payable. Any agreement would be secured by substantially all of the Companys assets.

At March 31, 1996, shareholders' equity was $22.1 million and the ratio of debt-to-equity was 1.26 versus equity of $24.4 million and a debt-to-equity ratio of 1.33 at December31, 1995. The Company believes that its working capital and refinanced credit facilities, along with cash generated from operations, will be sufficient to fund its operations for the foreseeable future.

PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

Four shareholder lawsuits were filed against the Company in October and November 1995. On January 9, 1996, these lawsuits were consolidated, and, on February 23, 1996, the plaintiffs filed an Amended Complaint asserting claims, allegedly on behalf of all purchasers of the Company's common shares on the open market between July 12, 1995 and October 13, 1995, and who suffered damages, and on behalf of all persons who purchased the Company's common shares from the defendants pursuant or traceable to an August 24, 1995 public offering of 4,600,000 common shares between August 24, 1995 and October 13, 1995, and who suffered damage as a result. Plaintiffs purport to assert claims against the Company and other defendants for violations of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and for violations of the common law of negligent misrepresentation and fraud. The Company is presently evaluating the allegations contained in this lawsuit and intends to vigorously defend itself. The failure to achieve a favorable resolution of this lawsuit could materially adversely affect the Company's business and financial condition, including working capital, and results of operations. No accrual for loss has been recorded as the Company is unable to estimate the range of loss, if any. However, based on damages sought, management believes that the potential loss could be material and adversely impact the Companys results of operations or financial condition.

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

The Company is involved in other legal proceedings arising from the normal course of business, none of which, in managements opinion, is expected to have a material adverse impact on the Companys results of operations or financial condition.






ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended
March 31, 1996.








SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Cincinnati Microwave, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 1996                         CINCINNATI MICROWAVE, INC.


                            				     By: /s/ Craig V. Wolf
                                   					------------------
                                  					 Craig V. Wolf
                                  					 Vice President
                                  					 Chief Financial Officer