Form 10-Q
period 1996-06-30
CINCINNATI MICROWAVE INC
filed 1996-08-09
CIK 729583

FORM 10-Q



SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549







	[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.



		For the quarterly period ended June 30, 1996


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



The only class of the registrant's common stock is its common shares, without par value. As of July 28, 1996, there were 15,745,672 common shares outstanding and 1,073,610 warrants outstanding.






PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CINCINNATI MICROWAVE, INC.
BALANCE SHEET
(Amounts in thousands except share data)



				   Jun. 30, 1996        Dec. 31, 1995
				    (unaudited)
ASSETS
Cash and cash equivalents                    $11                  $11
Accounts receivable, net                   5,638               10,923
Inventories, net                          15,509               25,370
Other current assets                       1,131                  779
					 -------              -------
   TOTAL CURRENT ASSETS                  $22,289              $37,083


Restricted cash                              903                  429
Property, plant and equipment, net        13,266               14,649
Intangibles and other assets, net          1,626                2,035
					 -------              -------
TOTAL ASSETS                             $38,084              $54,196



LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                          10,613               15,729
Current portion of long-term debt          3,024                6,934
Unearned revenue                             555                  684
Current lease obligations                  1,168                1,075
Accrued taxes                                 25                   81
Other                                      3,685                4,212
					 -------              -------
   TOTAL CURRENT LIABILITIES             $19,070              $28,715

Unearned revenue - noncurrent                260                  350
Lease obligations                            497                  753

Common shares, without par value
  ($.20 stated value); 20,000,000
  shares authorized; 18,203,120
  shares issued in 1996 and 1995           3,641                3,641
Paid-in capital                           23,665               24,182
Retained earnings                          7,429               13,887
Treasury stock at cost, 2,452,823
  shares-1996; 2,582,326 shares-1995     (16,478)             (17,332)
					 -------              -------
   TOTAL SHAREHOLDERS' EQUITY            $18,257              $24,378
					 -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $38,084              $54,196


The accompanying notes are an integral part of these financial statements.

CINCINNATI MICROWAVE, INC.
STATEMENT OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)




					 Three months ended  Six months ended
					 Jun. 30,   Jul. 2,  Jun. 30,   Jul. 2,
					    1996      1995      1996      1995
Net sales                                $15,460   $19,017   $36,013   $32,665
Cost of sales                             13,871    13,869    30,501    23,426
					 -------   -------   -------  --------
Gross profit                               1,589     5,148     5,512     9,239

Operating expenses:
 Research and development                  1,180     1,770     2,760     3,602
 Selling expenses                          2,595     2,692     5,765     5,515
 Administrative expenses                   1,457     1,142     3,036     2,282
					 -------   -------   -------   -------
					   5,232     5,604    11,561    11,399
					 -------   -------   -------   -------
Operating loss                            (3,643)     (456)   (6,049)   (2,160)

Interest expense                            (157)     (283)     (365)     (559)
Other expense, net                           (27)      (44)      (44)      (84)
					 -------   -------   -------   -------
Loss before income taxes                  (3,827)     (783)   (6,458)   (2,803)

Income tax benefit                             0         0         0    (1,438)
					 -------   -------   -------   -------
Net loss                                 ($3,827)    ($783)  ($6,458)  ($1,365)


Loss per share                            ($0.24)   ($0.06)   ($0.41)   ($0.10)


Weighted average shares outstanding       15,749    14,010    15,722    13,936


The accompanying notes are an integral part of these financial statements.

CINCINNATI MICROWAVE, INC.
STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

						      Six months ended
					       Jun. 30, 1996  Jul. 2, 1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              (6,458)       (1,365)

Adjustments to reconcile net loss to net
 cash provided by (used in) operations:
   Depreciation                                        2,228         1,959
   Amortization                                          409           409

Changes in operating assets and liabilities:
   Accounts receivable                                 5,285        (2,592)
   Inventories                                         9,861        (3,417)
   Other current assets                                 (352)          220
   Accounts payable                                   (5,116)       (2,598)
   Accrued taxes                                         (56)       (1,385)
   Unearned revenue                                     (219)          (40)
   Other current liabilities                            (527)         (550)
   Other noncurrent operating assets and liabilities     146             0
						     -------       -------
Total adjustments/changes                             11,659        (7,994)
						     -------       -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    5,201        (9,359)


CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment            (991)       (1,003)
Increase in restricted cash                             (474)         (357)
						     -------       -------
NET CASH USED IN INVESTING ACTIVITIES                 (1,465)       (1,360)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                              191        10,501
Payments on notes payable                             (4,101)       (8,857)
Proceeds from lease obligations                          398             0
Payment of  lease obligations                           (561)         (566)
Issuance of warrants                                       0           413
Issuance of treasury stock                               337           326
Stock offering                                             0         9,283
						     -------       -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   (3,736)       11,100


NET INCREASE IN CASH AND INVESTMENTS                      $0          $381

CASH AT BEGINNING OF PERIOD                               11            40
						     -------       -------
CASH AT END OF PERIOD                                    $11          $421


The accompanying notes are an integral part of these financial statements.

CINCINNATI MICROWAVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

The Company's fiscal year is comprised of 52 or 53 weeks, ending on the last Sunday in the calendar year. The six months ended
June 30, 1996, included 26 weeks and the six months ended July
2, 1995, included 27 weeks.

The accompanying unaudited condensed financial statements of Cincinnati Microwave, Inc. (the "Company") have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, the results of operations for the three months ended March 31, 1996 and April 2, 1995 and the cash flows for the six months ended June 30, 1996 and July 2, 1995. For further information regarding the accounting policies of the Company, refer to the Financial Statements and Notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2 - Inventories

Inventories consist of the following (amounts in thousands):

					      Jun. 30, 1996  Dec. 31, 1995

Materials and supplies                                6,111          8,363
Work in process                                       1,391          3,906
Finished goods                                       11,719         17,425
Inventory valuation reserve                          (3,712)        (4,324)
						    -------        -------
						    $15,509        $25,370




Note 3 - Notes Payable

At June 30, 1996, the Company had borrowed $3.0 million (term loan balance of $2.2 million and $.8 million on the revolving credit facility) against its credit facility due June 30, 1996. Prior to the expiration of the credit facility, the Company received an extension from its lender until August 31, 1996 for both the term loan and the revolving credit facility.

On July 31, 1996, the Company secured a three-year, $15 million credit facility from Foothill Capital Corporation. The new credit facility is comprised of a $5 million term loan and a revolving credit facility of up to $15 million with a combined availability of $15 million. The available borrowings under the revolving credit facility are based on the level of the companys accounts receivable and finished goods inventory. Interest rates on the new facility are prime plus 2% for the term loan and prime plus 1.5% for the revolving credit facility. The new facility is secured by substantially all of the Company's assets and is subject to the maintenance of certain financial covenants. The initial $5 million of proceeds under the term loan were used to pay off the existing facility and to fund working capital requirements.

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

The Company is involved in other legal proceedings arising from the normal course of business, none of which, in managements opinion, is expected to have a material adverse impact on the Company's results of operations or financial condition.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
	 OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

INTRODUCTION

Cincinnati Microwave designs, manufactures and markets ultrahigh frequency and microwave wireless communications products. The Company's product lines include radar warning devices, digital spread spectrum cordless telephones and wireless data modems for use on the Cellular Digital Packet Data (CDPD) network. The Company's products combine its experience in ultrahigh frequency and microwave wireless technology, including digital signal processing, with its high volume manufacturing capabilities.

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

The following is a discussion and analysis of the financial condition and results of operation of Cincinnati Microwave. The discussion and analysis should be read in connection with the financial statements and the related notes thereto of Cincinnati Microwave as of June 30, 1996 and July 2, 1995 (the "Financial Statements").

RESULTS OF OPERATIONS

The following table sets forth certain operational data of the Company expressed as a percentage of net sales for the periods indicated:

				Three Months Ended       Six Months Ended
				 Jun. 30,  Jul. 2,      Jun. 30,   Jul. 2,
				    1996     1995          1996      1995
Net sales                          100.0%   100.0%        100.0%    100.0%
Cost of sales                       89.7     72.9          84.7      71.7
				  ------   ------        ------    ------
Gross Profit                        10.3     27.1          15.3      28.3

Research & development               7.6      9.3           7.7      11.0
Selling                             16.8     14.2          16.0      16.9
Administrative                       9.4      6.0           8.4       7.0
				  ------   ------        ------    ------
Total operating expenses            33.8     29.5          32.1      34.9
				  ------   ------        ------    ------
Operating loss                     (23.5)%   (2.4)%       (16.8)%    (6.6)%
				  ======   ======        ======    ======




The following table shows net sales by product line for the
Company, for the periods indicated (in thousands and as a
percentage of total net sales):
				  Q2                  Six Months
			 1996            1995           1996           1995
Product Line           $$     %        $$     %       $$     %       $$     %
Radar Detectors      8,222  53.2    15,778  83.0   19,930  55.3   26,089  79.9
Cordless Telephones  6,751  43.7     3,088  16.2   15,395  42.7    5,878  18.0
Other                  487   3.1       151   8.0      688   2.0      698   2.1
		    ------  ----   -------  ----   ------  ----   ------  ----
Total               15,460          19,017         36,013         32,665




SECOND QUARTER OF 1996 AS COMPARED WITH SECOND QUARTER OF 1995

Net Sales

Net sales for the second quarter of 1996 were down 19% from the comparable prior period primarily because of a 48 decline in sales of radar detectors. Detector unit sales, which were weak in both retail and OEM/reseller channels, declined 42%, reflecting reduced demand in the market. The 9% decline in the average unit price reflected the growing significance of major customers, which generally receive volume discounts.

Sales of the Company's cordless telephones with SureLinkTM technology rose 119% for the second quarter with unit volume up 213%. Market acceptance of the product line remains strong, however, the average unit price declined 30% compared with last year due to a significantly greater percentage of OEM/reseller sales as well as reductions in selling prices that were made by the Company during the second quarter to improve inventory turnover, generate cash and improve liquidity.

Other sales rose 223% to $487,000 due to an almost six-fold increase in the number of cellular digital packet data (CDPD) modems sold. The market for CDPD appears to be growing, albeit more slowly than market analysts had projected, as cellular carriers continue deployment of digital capabilities in their networks, and new applications reach the market.

For the first six months of 1996, net sales were up 10% to $36.0 million from $32.7 million reflecting a 162% increase in cordless telephone revenues partially offset by the 24% decline in detector sales.

Gross Margin

The Company's gross profit margin was 10% for the second quarter compared with 27% for the comparable period in 1995 and 15% for the six months ended June 30, 1996 versus 28% for 1995. In addition to the sales price reductions previously discussed, margins were impacted by inventory liquidation efforts; lower production volume, which impacts factory utilization and efficiency; and, continued high material costs due to the Companys inability to make volume purchases because of the lower production volume and on hand inventory.

Operating Expenses

Operating expenses for the second quarter of 1996 declined 7% to $5.2 million although they increased to 34% of net sales from 29% in the comparable prior period.

A 33% decline in research and development expense for the second quarter reflected the use of an engineering development credit from a customer as well as tight cost controls. Selling expenses were relatively unchanged from last year even though the Company increased its level of normal advertising and direct mail efforts to stimulate retail sales. Administrative expenses rose 28% for the quarter because of an increase in legal and professional expenses, due in part to the Company's need to defend itself against shareholder lawsuits filed in 1995.

Total operating expenses for the first six months of 1996 remained relatively unchanged as compared to the corresponding period in 1995. However, as a percent of sales, operating expenses decreased to 32% in the first six months of 1996 from 35% in 1995. The 24% decrease in research and development costs reflect the use of the engineering credit referred to above and tighter cost controls and was partially offset by the 33% increase in administrative expenses caused by an increase in fees for consultants.

The net loss for the second quarter was $3.8 million compared with $.8 million in 1995 due to the lower sales volume and higher cost of sales previously discussed. Net interest expense for the quarter declined to $157,000 from $283,000 because of lower average outstanding balances on the Companys credit facility, partially offset by increased interest rates. The net loss for the first six months increased to $6.5 million from $1.4 million in 1995. In the 1995 first quarter, the Company recorded a nonoperating gain of $1.4 million reflecting the release of certain tax reserves to income as a result of the closure of the Company's 1991 Federal income tax return.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1996, the Company generated cash from operating activities of $5.2 million as compared to the utilization of cash of $9.4 million in the prior year period. The primary source of cash was the $9.9 million reduction in inventory and the $5.3 million decline in accounts receivable during the period. Available cash was used to reduce accounts payable by $5.1 million between year-end and June 30, 1996.

The $9.9 million reduction in inventory included a $4.8 million decrease in raw materials and work in process and a $5.7 million decrease in finished goods inventory. The $5.2 million decrease in accounts receivable was due to lower second quarter sales as well as aggressive management of accounts receivable.

At June 30, 1996, the Company had borrowed $3.0 million (term loan balance of $2.2 million and $.8 million on the revolving credit facility) against its credit facility due June 30, 1996. Prior to the expiration of the credit facility, the Company received an extension from its lender until August 31, 1996 for both the term loan and the revolving credit facility.

On July 31, 1996, the Company secured a three-year, $15 million credit facility from Foothill Capital Corporation. The new credit facility is comprised of a $5 million term loan and a revolving credit facility of up to $15 million with a combined availability of $15 million. The available borrowings under the revolving credit facility are based on the level of the Company's accounts receivable and finished goods inventory. Interest rates on the new facility are prime plus 2% for the term loan and prime plus 1.5% for the revolving credit facility. The new facility is secured by substantially all of the Company's assets and is subject to the maintenance of certain financial covenants. The initial $5 million of proceeds under the term loan were used to pay off the existing facility and to fund working capital requirements.

At June 30, 1996, shareholders' equity was $18.3 million and the ratio of debt-to-equity was 1.19:1 versus equity of $24.4 million and a debt-to-equity ratio of 1.33:1 at December31, 1995. The Company believes that its working capital and refinanced credit facilities, along with cash generated from operations, will be sufficient to fund its operations for the foreseeable future.


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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



	(b)(1) A current report on Form 8-K, dated June 6, 1996, was filed announcing the appointment of Erika Williams as President and Chief Executive Officer of the Company.



	(b)(2) A current report on Form 8-K, dated June 26, 1996, was filed announcing the extension of the Company's credit facility to August 31, 1996.



	(b)(3) A current report on Form 8-K, dated July 3, 1996, was filed announcing the appointment of Kurt H. Stump as Chief Financial Officer of the Company.



	(b)(4) A current report on Form 8-K, dated August 1, 1996, was filed announcing the results for the Second Quarter and the Company's new credit facility.





SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Cincinnati Microwave, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 09, 1996



					   CINCINNATI MICROWAVE, INC.



					   By:/ss/ Kurt H. Stump
					      Kurt H. Stump
					      Vice President
					      Chief Financial Officer