Form 10-Q
period 1996-09-29
CINCINNATI MICROWAVE INC
filed 1996-11-13
CIK 729583

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996


                                       OR

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR TRANSITION PERIOD FROM             TO
                                             ----------     ----------


     Commission file number 0-13136



                           CINCINNATI MICROWAVE, INC.
             (Exact name of registrant as specified in its charter)



                   Ohio                            31-0903863
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)


         One Microwave Plaza, Cincinnati, Ohio     45249-8236
         (Address of principal executive offices)  (Zip Code)



                                 (513) 489-5400
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES    X        NO
                                              --------       -------

The only class of the registrant's common stock is its common shares, without par value. As of October 27, 1996, there were 15,783,446 common shares outstanding and 1,073,510 warrants outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CINCINNATI MICROWAVE, INC.
                                 BALANCE SHEET
                    (Amounts in thousands except share data)


                                                             SEP. 29, 1996   DEC. 31, 1995
                                                              (UNAUDITED)
                                                             -------------   -------------
ASSETS
Cash and cash equivalents                                            $10            $11
Accounts receivable, net                                           6,235         10,923
Inventories, net                                                  11,648         25,370
Other current assets                                               1,155            779
                                                                 -------        -------
  TOTAL CURRENT ASSETS                                           $19,048        $37,083

Restricted cash                                                      881            429
Property, plant and equipment, net                                12,765         14,649
Intangibles and other assets, net                                  1,422          2,035
                                                                 -------        -------
  TOTAL ASSETS                                                   $34,116        $54,196


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                   8,379         15,729
Current portion of long-term debt                                  4,509          6,934
Accrued expenses                                                   3,659          4,293
Unearned revenue                                                     511            684
Current lease obligations                                          1,038          1,075
                                                                 -------        -------
  TOTAL CURRENT LIABILITIES                                      $18,096        $28,715

Unearned revenue - noncurrent                                        211            350
Lease obligations                                                    337            753
Long-term debt                                                     3,542              0
Common shares, without par value ($.20 stated value);
  20,000,000 shares authorized; 18,203,120 shares issued
  in 1996 and 1995                                                 3,641          3,641
Paid-in capital                                                   23,551         24,182
Retained earnings                                                  1,065         13,887
Treasury stock at cost, 2,420,924 shares-1996;
  2,582,326 shares-1995                                         (16,327)       (17,332)
                                                                 -------        -------
  TOTAL SHAREHOLDERS' EQUITY                                     $11,930        $24,378
                                                                 -------        -------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $34,116        $54,196
                                                                 =======        =======

The accompanying notes are an integral part of these financial statements.

                           CINCINNATI MICROWAVE, INC.
                            STATEMENT OF OPERATIONS
                  (Amounts in thousands except per share data)
                                  (Unaudited)


                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                          --------------------      ---------------------
                                          SEP. 29,     OCT. 1,       SEP. 29,     OCT. 1,
                                            1996        1995           1996        1995
                                          --------    --------      ---------     -------
Net sales                                  $10,497     $22,117        $46,510     $54,782
Cost of sales                               10,692      18,391         41,193      41,817
                                          --------    --------      ---------    --------
Gross (loss)/profit                          (195)       3,726          5,317      12,965

Operating expenses:
  Research and development                   1,571       2,029          4,331       5,631
  Selling expenses                           3,038       2,792          8,803       8,307
  Administrative expenses                    1,341       1,293          4,377       3,575
                                          --------    --------      ---------    --------
                                             5,950       6,114         17,511      17,513
                                          --------    --------      ---------    --------
Operating loss                             (6,145)     (2,388)       (12,194)     (4,548)

Interest expense                             (221)       (279)          (577)       (838)
Other income/(expense), net                      2          30           (51)        (54)
                                          --------    --------      ---------    --------
Loss before income taxes                   (6,364)     (2,637)       (12,822)     (5,440)

Income tax benefit                               0           0              0     (1,438)
                                          --------    --------      ---------    --------
Net loss                                  ($6,364)    ($2,637)      ($12,822)    ($4,002)
                                          ========    ========      =========    ========
Loss per share                             ($0.40)     ($0.18)        ($0.81)     ($0.28)

Weighted average shares outstanding         15,762      14,672         15,736      14,175

The accompanying notes are an integral part of these financial statements.

                           CINCINNATI MICROWAVE, INC.
                            STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                              NINE MONTHS ENDED
                                                        -------------------------------
                                                        SEP. 29, 1996      OCT. 1, 1995
                                                        -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   (12,822)           (4,002)
                                                           --------          --------
Adjustments to reconcile net loss to net
  cash provided by (used in) operations:
  Depreciation                                                3,265             2,894
  Amortization                                                  613               613
  Other non-cash                                                  0                72
Changes in operating assets and liabilities:
  Accounts receivable                                         4,688          (11,363)
  Inventories                                                13,722          (10,705)
  Other current assets                                        (376)              (53)
  Accounts payable                                          (7,350)               982
  Accrued expenses                                            (634)           (1,406)
  Unearned revenue                                            (312)             (101)
  Other current liabilities                                       0              (43)
  Other noncurrent operating assets and liabilities             146                 0
Total adjustments/changes                                    13,762          (19,110)
                                                           --------          --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             940          (23,112)
                                                           --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                (1,527)           (2,545)
Increase in restricted cash                                   (452)               197
                                                           --------          --------
NET CASH USED IN INVESTING ACTIVITIES                       (1,979)           (2,348)
                                                           --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                   8,346             9,097
Payments on notes payable                                   (7,229)          (12,615)
Proceeds from lease obligations                                 398                 0
Payment of  lease obligations                                 (851)             (866)
Issuance of warrants                                              0             1,631
Exercise of stock options                                       374               366
Net proceeds from units and stock offerings                       0            28,421
                                                           --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,038            26,034
                                                           --------          --------

NET INCREASE (DECREASE) IN CASH AND INVESTMENTS                ($1)              $574

CASH AT BEGINNING OF PERIOD                                      11                40
                                                           --------          --------

CASH AT END OF PERIOD                                           $10              $614
                                                           ========          ========

The accompanying notes are an integral part of these financial statements.

                           CINCINNATI MICROWAVE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's fiscal year is comprised of 52 or 53 weeks, ending on the last Sunday in the calendar year. The nine months ended September 29, 1996, included 39 weeks and the nine months ended October 1, 1995, included 40 weeks.

The accompanying unaudited condensed financial statements of Cincinnati Microwave, Inc. (the "Company") have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments necessary to present fairly the financial position as of September 29, 1996 and December 31, 1995, the results of operations for the three and nine months ended September 29, 1996 and October 1, 1995 and the cash flows for the nine months ended September 29, 1996 and October 1, 1995. For further information regarding the accounting policies of the Company, refer to the Financial Statements and Notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - INVENTORIES
Inventories consist of the following (amounts in thousands):

                                SEP. 29, 1996        DEC. 31, 1995
                                -------------        -------------
Materials and supplies              6,212                8,363
Work in process                     2,195                3,906
Finished goods                      6,628               17,425
Inventory valuation reserve       (3,387)              (4,324)
                                  -------              -------
                                  $11,648              $25,370
                                  =======              =======

NOTE 3 - NOTES PAYABLE
On July 31, 1996, the Company secured a three-year, $15 million credit facility from Foothill Capital Corporation. The new credit facility is comprised of a $5 million term loan and a revolving credit facility of up to $15 million with a combined availability of $15 million. The available borrowings under the revolving credit facility are based on the level of the Company's accounts receivable and finished goods inventory. Interest rates on the new facility are prime plus 2% for the term loan and prime plus 1.5% for the revolving credit facility. The new facility is secured by substantially all of the Company's assets and is subject to the maintenance of certain financial covenants. The initial $5 million of proceeds under the term loan were used to pay off the existing facility and to fund working capital requirements.

NOTE 4 - LITIGATION
Four shareholder lawsuits were filed against the Company in October and November 1995. On January 9, 1996, these lawsuits were consolidated, and, on February 23, 1996, the plaintiffs filed an Amended Complaint asserting claims, allegedly on behalf of all purchasers of the Company's common shares on the open market between July 12, 1995 and October 13, 1995, and who suffered damages, and on behalf of all persons who purchased the Company's common shares from the defendants pursuant or traceable to an August 24, 1995 public offering of 4,600,000 common shares between August 24, 1995 and October 13, 1995, and who suffered damage as a result. Plaintiffs purport to assert claims against the Company and other defendants for violations of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and for violations of the common law of negligent misrepresentation and fraud. The Company intends to vigorously defend itself. The failure to achieve a favorable resolution of this lawsuit could materially adversely affect the Company's business and financial condition, including working capital, and results of operations. No accrual for loss has been recorded as the Company is unable to estimate the range of loss, if any. However, based on damages sought, management believes that the potential loss could be material and adversely impact the Company's results of operations or financial condition.

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

The Company markets its products both under the ESCORT(R) brand name through direct advertising and as an Original Equipment Manufacturer (OEM) supplier. The Company's strategy for entering new markets is to align with companies that have established sales leadership and market positions. This strategy is designed to provide broader access to the end user. The Company produces digital spread spectrum telephones for some leading marketers of consumer telephones.

The following is a discussion and analysis of the financial condition and results of operation of Cincinnati Microwave. The discussion and analysis should be read in connection with the financial statements and the related notes thereto of Cincinnati Microwave as of September 29, 1996 and October 1, 1995 (the "Financial Statements").

RESULTS OF OPERATIONS
The following table sets forth certain operational data of the Company expressed as a percentage of net sales for the periods indicated:


                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                             ---------------------------  ---------------------------
                             SEP. 29, 1996  OCT. 1, 1995  SEP. 29, 1996  OCT. 1, 1995
                             -------------  ------------  -------------  ------------
Net sales                         100.0%        100.0%         100.0%        100.0%
Cost of sales                     101.9          83.2           88.6          76.3
                                 ------        ------         ------        ------
Gross (Loss)/Profit               (1.9)          16.8           11.4          23.7

Research & development             15.0           9.2            9.3          10.3
Selling                            28.9          12.6           18.9          15.2
Administrative                     12.8           5.8            9.4           6.5
                                 ------        ------         ------        ------
Total operating expenses           56.7          27.6           37.6          32.0
                                 ------        ------         ------        ------
Operating loss                   (58.6)%       (10.8)%        (26.2)%        (8.3)%
                                 ======        ======         ======        ======

The following table shows net sales by product line for the Company, for the periods indicated (in thousands and as a percentage of total net sales):

                                           THREE MONTHS                                NINE MONTHS
                                -------------------------------------    -------------------------------------
                                      1996                 1995                 1996                1995
                                ----------------     ----------------    ------------------    ---------------
PRODUCT LINE                      $$          %         $$        %        $$         %         $$       %
------------                    -------     ----     -------     ----    -------    ----     -------    ----
Radar Detectors                  $4,502     42.9     $13,256     59.9    $24,432    52.6     $39,344    71.8
Cordless Telephones               5,131     48.9       8,552     38.7     20,526    44.1      14,430    26.3
Other                               864      8.2         309      1.4      1,552     3.3       1,008     1.9
                                -------              -------             -------             -------
Total                           $10,497              $22,117             $46,510             $54,782
                                =======              =======             =======             =======

THIRD QUARTER OF 1996 AS COMPARED WITH THIRD QUARTER OF 1995

NET SALES
Net sales for the third quarter of 1996 were down 53% from the comparable prior period primarily because of a 66% decline in sales of radar detectors. The decline in detector unit sales was primarily due to weak retail sales, the loss of a major customer, and the Company's focus on major retailers while reducing its unprofitable activity as an OEM manufacturer. Midway through the quarter, two marketing executives were added and a major account consultant was employed to fill marketing positions which had been vacant since the beginning of the year. While these marketing personnel are expected to have a positive impact on future marketing efforts, their impact on the third quarter was minimal. Sales of the Company's cordless telephones with SureLink(TM) technology fell 40% for the third quarter with unit volume down 38% reflecting significant decreased volume to OEM customers.

Other sales rose 180% to $864,000 due to an almost five-fold increase in the number of cellular digital packet data (CDPD) modems sold. The market for CDPD appears to be growing, albeit more slowly than market analysts had projected, as cellular carriers continue deployment of digital capabilities in their networks, and new applications reach the market.

For the first nine months of 1996, net sales were down 15% to $46.5 million from $54.8 million reflecting a 38% decline in detector revenues partially offset by the 42% increase in cordless telephone revenues.

GROSS MARGIN
The Company's gross loss was 2% for the third quarter compared with gross profit of 17% for the comparable period in 1995 and 11% for the nine months ended September 29, 1996 versus 24% for 1995. Margins were impacted by inventory liquidation efforts, lower production volume, which impacts factory utilization and efficiency, and continued high material costs due to the Company's inability to make volume purchases because of the lower production volume, on hand inventory, and cash flow constraints.

OPERATING EXPENSES
Operating expenses for the third quarter of 1996 declined 3% to $6 million although they increased to 57% of net sales from 28% in the comparable period in 1995.

A 23% decline in research and development expense for the third quarter resulted from lower labor costs. Selling expenses increased 9% from last year primarily due to the rise in telephone and recruiting expenses. Administrative expenses were relatively unchanged from last year.

Total operating expenses for the first nine months of 1996 remained relatively unchanged as compared to the corresponding period in 1995. However, as a percent of sales, operating expenses increased to 38% in the first nine months of 1996 from 32% in 1995. A 23% decrease in research and development costs reflects the reduction in labor costs and the use of an engineering development credit from a customer and was primarily offset by a 22% increase in administrative expenses caused by an increase in professional fees.

Net interest expense for the quarter declined to $221,000 from $279,000 because of lower average outstanding balances on the Company's credit facility. In the 1995 first quarter, the Company recorded a nonoperating gain of $1.4 million reflecting the release of certain tax reserves to income as a result of the closure of the Company's 1991 Federal income tax return.

LIQUIDITY AND CAPITAL RESOURCES
During the first nine months of 1996, the Company generated cash from operating activities of $940,000 as compared to the utilization of cash of $23.1 million in the prior year period. The primary source of cash was the $13.7 million reduction in inventory and the $4.7 million decline in accounts receivable during the period. Available cash was used to fund the current $12.8 million loss from operations and reduce accounts payable by $7.4 million between year-end and September 29, 1996.

The $13.7 million reduction in inventory included a $3.9 million decrease in raw materials and work in process and a $10.8 million decrease in finished goods inventory. The $4.7 million decrease in accounts receivable was due to lower third quarter sales to OEM and major account customers.

On July 31, 1996, the Company secured a three-year, $15 million credit facility from Foothill Capital Corporation. The new credit facility is comprised of a $5 million term loan and a revolving credit facility of up to $15 million with a combined availability of $15 million. The available borrowings under the revolving credit facility are based on the level of the company's accounts receivable and finished goods inventory. Interest rates on the new facility are prime plus 2% for the term loan and prime plus 1.5% for the revolving credit facility. The new facility is secured by substantially all of the Company's assets and is subject to the maintenance of certain financial covenants. At September 29, 1996 the Company was in compliance with the financial covenants. The initial $5 million of proceeds under the term loan were used to pay off the existing facility and to fund working capital requirements.

The recent significant decline in sales performance combined with the disadvantageous mechanics of the credit facility have severely restricted the amount of credit available to the Company. The amount of available borrowings under the credit facility are based primarily upon the Company's accounts receivable balances, with additional borrowings against inventory based upon a multiple of that available against accounts receivable. The Company has traditionally reached the consumer market via its highly successful direct marketing cash-on-delivery approach. In recent years the Company has sought to expand the market for its products through OEMs and major retailers who buy on terms, resulting in accounts receivable balances. Unless the Company experiences significant sales to OEM and major retailers with corresponding accounts receivable balances, the available borrowings under the current facility will continue to decline. During the third quarter, the Company increased its focus on major retailers while reducing its unprofitable activity as an OEM manufacturer. Midway through the third quarter, two marketing executives were added and a major account consultant was employed to fill positions which had been vacant since the beginning of the year. Although the opportunity to market the Company's products has been well received by several major retailers, their buying for the Christmas season had been largely completed prior to the Company's initiative. Consequently, although some major retailer volume is anticipated for the first quarter of next year, very little volume is expected for the fourth quarter of 1996. At September 29, 1996 total borrowings under the revolving credit facility were $3.3 million and the amount of available incremental borrowings was $300,000.

Due to the severity of the Company's cash shortage, which has worsened during October and early November, the Company has been unable to meet the payment plans previously established with its vendors and the corresponding pressure from its vendors is increasing. As a result, the Company is required by many of its vendors to pay in advance for its production requirements and, in some instances, to pay additional amounts on past due balances. This has caused periodic scheduling and downtime problems in manufacturing and increases in the related expenses.

The Company continues to reduce its cost of business and, in mid-November, reduced its work force by 26% which, when combined with the 54% reduction in employees in June, has resulted in a 70% overall reduction since December 1995.

As a result of the cash shortage, and the prospect of lower than anticipated sales through the fourth quarter, the Company may not have sufficient resources to finance its operations. Since the Company is at, or close to, its maximum borrowing limit under the current facility, it has liquidated some finished goods inventories at or below cost. In addition, the Company is considering additional equity offerings and is also exploring various strategic alliances, including potential mergers, sales of all or a portion of its business, as well as possibly filing for reorganization pursuant to Chapter 11 of the Bankruptcy Reform Act of 1978. Based upon results through mid-November, the Company is considering reorganizing its business and product lines which may necessitate reducing the carrying values of some assets based upon their estimated net realizable values. The resulting charge to operating results could be significant.

                          PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

Four shareholder lawsuits were filed against the Company in October and November 1995. On January 9, 1996, these lawsuits were consolidated, and, on February 23, 1996, the plaintiffs filed an Amended Complaint asserting claims, allegedly on behalf of all purchasers of the Company's common shares on the open market between July 12, 1995 and October 13, 1995, and who suffered damages, and on behalf of all persons who purchased the Company's common shares from the defendants pursuant or traceable to an August 24, 1995 public offering of 4,600,000 common shares between August 24, 1995 and October 13, 1995, and who suffered damage as a result. Plaintiffs purport to assert claims against the Company and other defendants for violations of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and for violations of the common law of negligent misrepresentation and fraud. The Company intends to vigorously defend itself. The failure to achieve a favorable resolution of this lawsuit could materially adversely affect the Company's business and financial condition, including working capital, and results of operations. No accrual for loss has been recorded as the Company is unable to estimate the range of loss, if any. However, based on damages sought, management believes that the potential loss could be material and adversely impact the Company's results of operations or financial condition.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b)(1) A current report on Form 8-K, dated October 17, 1996, was filed announcing the resignation of James L. Jaeger as Chairman of the Board.

     (b)(2) A current report on Form 8-K/A, dated October 17, 1996, was filed announcing the resignation of James L. Jaeger as Chairman of the Board and the appointment of Erika Williams as the acting chairman.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Cincinnati Microwave, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 13, 1996

                                             CINCINNATI MICROWAVE, INC.


                                             By: /s/ Kurt H. Stump
                                                 -----------------------------
                                                   Kurt H. Stump
                                                   Vice President
                                                   Chief Financial Officer